Form 10-Q
period 2024-06-30
LAKE SHORE BANCORP, INC.
filed 2024-08-13
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,737,036 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 9, 2024.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$3,283	$4,648
Interest earning deposits	57,704	49,082
Cash and Cash Equivalents	60,987	53,730
Securities, at fair value	57,309	60,442
Federal Home Loan Bank stock, at cost	1,742	2,293
Loans receivable, net of allowance for credit losses of $5,916 at June 30, 2024 and $6,463 at December 31, 2023	544,337	555,828
Premises and equipment, net	7,491	7,870
Accrued interest receivable	2,835	2,835
Bank-owned life insurance	29,790	29,355
Other assets	6,551	12,765
Total Assets	$711,042	$725,118
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$492,981	$495,738
Non-interest bearing	96,414	95,186
Total Deposits	589,395	590,924
Long-term debt	23,250	35,250
Advances from borrowers for taxes and insurance	3,376	3,307
Other liabilities	8,089	9,364
Total Liabilities	624,110	638,845
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,737,036 shares outstanding at June 30, 2024 and 6,836,514 shares issued and 5,686,288 shares outstanding at December 31, 2023	68	68
Additional paid-in capital	31,476	31,456
Treasury stock, at cost (1,099,478 shares at June 30, 2024 and 1,150,226 shares at December 31, 2023)	(13,218)	(13,760)
Unearned shares held by ESOP	(981)	(1,023)
Unearned shares held by compensation plans	(534)	(39)
Retained earnings	80,725	78,956
Accumulated other comprehensive loss	(10,604)	(9,385)
Total Stockholders' Equity	86,932	86,273
Total Liabilities and Stockholders' Equity	$711,042	$725,118

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$7,693	$7,480	$15,279	$14,727
Investment securities, taxable	198	236	405	464
Investment securities, tax-exempt	216	265	433	575
Interest-earning deposits & federal funds sold	647	489	1,246	655
Total Interest Income	8,754	8,470	17,363	16,421
Interest Expense
Deposits	3,371	1,915	6,615	3,228
Short-term borrowings	—	9	—	87
Long-term debt	166	319	386	575
Finance lease and Other	11	13	23	26
Total Interest Expense	3,548	2,256	7,024	3,916
Net Interest Income	5,206	6,214	10,339	12,505
(Credit) Provision for Credit Losses	(285)	(187)	(637)	(812)
Net Interest Income After (Credit) Provision for Credit Losses	5,491	6,401	10,976	13,317
Non-Interest Income
Service charges and fees	287	263	552	536
Debit card fees	210	215	405	420
Increase in cash surrender value of bank-owned life insurance	220	109	435	214
Unrealized gain on equity securities	—	1	11	2
Unrealized (loss) on interest rate swap	—	(9)	—	(58)
Recovery on previously impaired investment securities	3	3	3	5
Loss on sale of securities available for sale	—	(49)	—	(49)
Other	18	20	39	37
Total Non-Interest Income	738	553	1,445	1,107
Non-Interest Expense
Salaries and employee benefits	2,656	2,811	5,413	5,590
Occupancy and equipment	681	700	1,384	1,497
Data processing	446	474	899	852
Professional services	397	848	724	1,698
Advertising	16	179	67	357
FDIC insurance	284	436	563	531
Postage and Supplies	65	62	140	130
Other	352	391	702	763
Total Non-Interest Expense	4,897	5,901	9,892	11,418
Income before Income Taxes	1,332	1,053	2,529	3,006
Income Tax Expense	216	237	399	506
Net Income	$1,116	$816	$2,130	$2,500
Basic and Diluted Earnings Per Common Share	$0.19	$0.14	$0.36	$0.43
Dividends Declared Per Share	$0.18	$—	$0.18	$—

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,116	$816
Other Comprehensive (Loss), net of tax benefit (expense):
Unrealized holding losses on securities available for sale, net of tax benefit	(419)	(826)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(2)	(3)
Net loss on sale of securities included in net income, net of tax benefit	—	39
Total Other Comprehensive (Loss)	(421)	(790)
Total Comprehensive Income	$695	$26

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,130	$2,500
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(1,217)	428
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(2)	(4)
Net loss on sale of securities included in net income, net of tax benefit	—	39
Total Other Comprehensive (Loss) Income	(1,219)	463
Total Comprehensive Income	$911	$2,963

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share data)
Balance - January 1, 2024	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273
Net Income	—	—	—	—	—	1,014	—	1,014
Other comprehensive loss, net of tax benefit of $211	—	—	—	—	—	—	(798)	(798)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares earned, net of forfeitures (1,086 shares)	—	5	—	—	10	—	—	15
Common stock repurchased on vesting for payroll taxes (1,504 shares)	—	—	(17)	—	—	—	—	(17)
Balance - March 31, 2024	68	31,463	(13,777)	(1,002)	(29)	79,970	(10,183)	86,510
Net Income	—	—	—	—	—	1,116	—	1,116
Other comprehensive loss, net of tax benefit of $112	—	—	—	—	—	—	(421)	(421)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares granted (52,252 shares)	—	—	559	—	(559)	—	—	—
Compensation plan shares earned, net of forfeitures (5,720 shares)	—	11	—	—	54	—	—	65
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(361)	—	(361)
Balance - June 30, 2024	$68	$31,476	$(13,218)	$(981)	$(534)	$80,725	$(10,604)	$86,932

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2023	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184
Cumulative change in accounting principle	—	—	—	—	—	(723)	—	(723)
Net income	—	—	—	—	—	1,684	—	1,684
Other comprehensive income, net of tax expense of $333	—	—	—	—	—	—	1,253	1,253
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares granted (8,282 shares)	—	—	78	—	(78)	—	—	—
Compensation plan shares earned, net of forfeitures (2,510 shares)	—	(21)	—	—	(28)	—	—	(49)
Compensation plan shares forfeited (15,385 shares)	—	—	(144)	—	144	—	—	—
Common stock repurchased on vesting for payroll taxes (4,764 shares)	—	—	(56)	—	—	—	—	(56)
Balance - March 31, 2023	68	31,439	(13,693)	(1,087)	(153)	75,820	(9,079)	83,315
Net income	—	—	—	—	—	816	—	816
Other comprehensive loss, net of tax benefit of $209	—	—	—	—	—	—	(790)	(790)
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares earned, net of forfeitures (2,328 shares)	—	9	—	—	22	—	—	31
Compensation plan shares forfeited (2,382 shares)	—	—	(22)	—	22	—	—	—
Balance - June 30, 2023	$68	$31,449	$(13,715)	$(1,066)	$(109)	$76,636	$(9,869)	$83,394

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,130	$2,500
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	36	27
Net amortization of deferred loan costs	266	315
(Credit) provision for credit losses	(637)	(812)
Recovery on previously impaired investment securities	(3)	(5)
Unrealized gain on equity securities	(11)	(2)
Loss on sale of investment securities	—	49
Unrealized loss on interest rate swap	—	58
Depreciation and amortization of premises and equipment	385	400
Deferred income tax expense	98	—
Increase in cash surrender value of bank-owned life insurance	(435)	(214)
ESOP shares committed to be released	46	44
Stock based compensation expense	80	(18)
Decrease in accrued interest receivable	—	72
Increase in other assets	(191)	(151)
Impairment of foreclosed real estate	8	16
(Decrease) increase in other liabilities	(1,230)	1,143
Net Cash Provided by Operating Activities	542	3,422
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Sales	—	5,951
Maturities, prepayments and calls	1,569	2,236
Purchases of Federal Home Loan Bank Stock	—	(1,314)
Redemptions of Federal Home Loan Bank Stock	551	1,297
Loan principal collections and origination, net	11,862	3,748
Proceeds from surrender of bank-owned life insurance	6,585	—
Proceeds from sale of foreclosed real estate	37	—
Additions to premises and equipment	(6)	(323)
Proceeds from sale of interest rate swaps	—	214
Net Cash Provided by Investing Activities	20,598	11,809
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,529)	11,846
Net increase in advances from borrowers for taxes and insurance	69	61
Net decrease in short-term borrowings	—	(12,596)
Proceeds from issuance of long-term debt	—	15,250
Repayment of long-term debt	(12,000)	(3,750)
Repayment of finance lease obligations	(45)	(37)
Shares of common stock repurchased on vesting for payroll taxes	(17)	(56)
Cash dividends paid	(361)	—
Net Cash (Used in) Provided by Financing Activities	(13,883)	10,718
Net Increase in Cash and Cash Equivalents	7,257	25,949
CASH AND CASH EQUIVALENTS - BEGINNING	53,730	9,633
CASH AND CASH EQUIVALENTS - ENDING	$60,987	$35,582
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$7,602	$3,547
Income taxes paid	$704	$506

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on securities available for sale	$(1,539)	$(1,045)
Foreclosed real estate acquired in settlement of loans	$—	$60

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

The interim unaudited consolidated financial statements included herein as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated balance sheets, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated statements of income for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2024.

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

Note 2 – New Accounting Standards

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(165)	1,842
Municipal bonds	40,746	—	(9,065)	31,681
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	(1)	9
Collateralized mortgage obligations-government sponsored entities	11,043	—	(1,458)	9,585
Government National Mortgage Association	56	—	(3)	53
Federal National Mortgage Association	11,356	—	(1,781)	9,575
Federal Home Loan Mortgage Corporation	5,482	—	(978)	4,504
Asset-backed securities-private label	—	29	—	29
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$70,701	$29	$(13,451)	$57,279
Equity Securities	22	8	—	30
Total Securities	$70,723	$37	$(13,451)	$57,309

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(133)	$1,874
Municipal bonds	40,774	—	(7,724)	33,050
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	—	10
Collateralized mortgage obligations-government sponsored entities	11,844	1	(1,445)	10,400
Government National Mortgage Association	57	—	(2)	55
Federal National Mortgage Association	11,872	1	(1,684)	10,189
Federal Home Loan Mortgage Corporation	5,737	2	(926)	4,813
Asset-backed securities-private label	—	31	—	31
Asset-backed securities-government sponsored entities	2	—	—	2
Total Debt Securities Available for Sale	$72,303	$35	$(11,914)	$60,424
Equity Securities	22	—	(4)	18
Total Securities	$72,325	$35	$(11,918)	$60,442

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2024 and December 31, 2023, sixteen municipal bonds with a cost of $4.9 million and fair value of $3.5 million and $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2024
U.S. government agencies	$—	$—	$1,842	$(165)	$1,842	$(165)
Municipal bonds	—	—	31,681	(9,065)	31,681	(9,065)
Mortgage-backed securities	—	—	23,632	(4,221)	23,632	(4,221)
	$—	$—	$57,155	$(13,451)	$57,155	$(13,451)

December 31, 2023
U.S. government agencies	$—	$—	$1,874	$(133)	$1,874	$(133)
Municipal bonds	6,513	(1,065)	26,537	(6,659)	33,050	(7,724)
Mortgage-backed securities	57	(2)	25,293	(4,055)	25,350	(4,057)
	$6,570	$(1,067)	$53,704	$(10,847)	$60,274	$(11,914)

As of June 30, 2024, the Company's investment portfolio included no securities in the "unrealized losses less than twelve months" category and 173 securities in the "unrealized losses twelve months or more" category.

As of June 30, 2024, the Company had 173 securities with a fair value of $57.2 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no allowance for credit losses on securities available for sale was recorded as of June 30, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $257,000 as of June 30, 2024 and $260,000 as of December 31, 2023 on available-for-sale debt securities is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of accumulated other comprehensive loss, net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

During the three and six months ended June 30, 2024, the Company did not sell any debt securities. During the three and six months ended June 30, 2023, the Company sold twenty-three municipal bonds and two mortgage-backed securities resulting in gross realized losses of $49,000, with an amortized cost of $6.0 million.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2024:
Less than one year	$—	$—
After one year through five years	2,102	$1,939
After five years through ten years	9,900	$8,525
After ten years	30,751	$23,059
Mortgage-backed securities	27,947	$23,726
Asset-backed securities	1	$30
Total Debt Securities	$70,701	$57,279

Equity Securities

At June 30, 2024 and December 31, 2023, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended June 30, 2024 and 2023, the Company recognized an unrealized gain of $0 and $1,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the six months ended June 30, 2024 and 2023, the Company recognized an unrealized gain of $11,000 and $2,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no purchases or sales of equity securities during the three and six months ended June 30, 2024 and 2023.
Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$166,075	$172,005
Home Equity	48,612	51,869
Commercial (2)	312,396	316,986
Total real estate loans	527,083	540,860
Other Loans:
Commercial	18,578	16,546
Consumer	1,047	1,130
Total gross loans	546,708	558,536
Net deferred loan costs	3,545	3,755
Allowance for credit losses on loans	(5,916)	(6,463)
Loans receivable, net	$544,337	$555,828

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Real estate loans of approximately $53.0 million and $55.8 million in unpaid principal balance were pledged as collateral for Federal Home Loan Bank (FHLB) advances as of June 30, 2024 and December 31, 2023, respectively.

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

Accrued interest on loans of $2.5 million at both June 30, 2024 and December 31, 2023 is included in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

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

The following tables detail the changes in the allowance for credit losses by loan segment for the three and six months ended June 30, 2024 and 2023.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2024
Allowance for Credit Loss on Loans
Balance – April 1, 2024	$504	$249	$5,004	$467	$13	$6,237
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	2	—	—	—	3	5
(Credit) provision	(33)	(33)	(315)	56	4	(321)
Balance – June 30, 2024	$473	$216	$4,689	$523	$15	$5,916

Balance - January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(13)	(13)
Recoveries	5	—	—	—	5	10
(Credit) provision	(64)	3	(542)	52	7	(544)
Balance – June 30, 2024	$473	$216	$4,689	$523	$15	$5,916
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$473	$216	$4,689	$523	$15	$5,916

Gross Loans Receivable(3):
Ending balance	$166,075	$48,612	$312,396	$18,578	$1,047	$546,708
Ending balance: individually evaluated	$136	$—	$1,242	$—	$—	$1,378
Ending balance: collectively evaluated	$165,939	$48,612	$311,154	$18,578	$1,047	$545,330

(1)
There were no one-to four-family construction loans at June 30, 2024.
(2)
Includes commercial construction loans of $14.1 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,916) or deferred loan costs of $3,545.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
June 30, 2023
Allowance for Credit Loss on Loans
Balance- April 1, 2023	$544	$261	$5,384	$519	$—	$—	$6,708
Charge-offs	—	—	—	—	(15)	—	(15)
Recoveries	—	—	—	29	1	—	30
(Credit) provision	(3)	(4)	38	(28)	32	—	35
Balance – June 30, 2023	$541	$257	$5,422	$520	$18	$—	$6,758

Balance- January 1, 2023	$411	$217	$5,746	$509	$47	$135	$7,065
Impact of adopting ASC 326	201	114	55	72	(25)	(135)	282
Charge-offs	—	—	—	—	(32)	—	(32)
Recoveries	—	—	—	29	4	—	33
(Credit) provision	(71)	(74)	(379)	(90)	24	—	(590)
Balance – June 30, 2023	$541	$257	$5,422	$520	$18	$—	$6,758
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$541	$257	$5,422	$520	$18	$—	$6,758
Gross Loans Receivable(3):
Ending balance	$174,940	$50,750	$326,987	$18,585	$1,151	$—	$572,413
Ending balance: individually evaluated	$146	$14	$—	$—	$—	$—	$160
Ending balance: collectively evaluated	$174,794	$50,736	$326,987	$18,585	$1,151	$—	$572,253

(1)
Includes one- to four-family construction loans of $3.0 million.
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

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated balance sheets, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company did not record an allowance on unfunded loan commitments prior to January 1, 2023. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023 was as follows:

For the Six Months Ended June 30, 2024
(Dollars in thousands)
Balance at December 31, 2023	$487
Provision for Credit Losses	(129)
Balance at March 31, 2024	$358
Provision for Credit Losses	36
Balance at June 30, 2024	$394

For the Six Months Ended June 30, 2023
(Dollars in thousands)
Balance at December 31, 2022	$—
Impact of CECL Adoption	633
Balance at March 31, 2023	$633
Provision for Credit Losses	(222)
Balance at June 30, 2023	$411

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at June 30, 2024 and December 31, 2023.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$2,067	$1,904	$2,067	$1,904
Home Equity	678	196	678	196
Commercial Real Estate (2)	1,226	1,242	1,226	1,242
Other Loans:
Commercial	—	—	—	—
Consumer	21	5	21	5
Total loans	$3,992	$3,347	$3,992	$3,347

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
June 30, 2024:
Real Estate Loans:
Residential, one- to four-family(1)	$708	$444	$584	$1,736	$164,339	$166,075
Home equity	478	49	581	1,108	47,504	48,612
Commercial(2)	—	—	1,242	1,242	311,154	312,396
Other Loans:
Commercial	—	—	—	—	18,578	18,578
Consumer	51	—	13	64	983	1,047
Total	$1,237	$493	$2,420	$4,150	$542,558	$546,708

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family(1)	$1,488	$3	$276	$1,767	$170,238	$172,005
Home equity	315	583	56	954	50,915	51,869
Commercial(2)	—	—	1,242	1,242	315,744	316,986
Other Loans:
Commercial	—	—	—	—	16,546	16,546
Consumer	6	—	1	7	1,123	1,130
Total	$1,809	$586	$1,575	$3,970	$554,566	$558,536

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of June 30, 2024 and December 31, 2023 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
June 30, 2024:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$139	$—	$—	$—	$—	$139
Home Equity	—	—	—	—	—	—
Commercial	200	—	1,026	—	—	1,226
Total	$339	$—	$1,026	$—	$—	$1,365
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family	$143	$—	$—	$—	$—	$143
Home Equity	—	—	—	—	—	—
Commercial	200	—	1,026	—	—	1,226
Total	$343	$—	$1,026	$—	$—	$1,369

There was no allowance for credit losses recorded on the above noted collateral-dependent loans as of June 30, 2024 and December 31, 2023.

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

The following table presents loans by credit quality indicator by origination year at June 30, 2024:

	YTD 2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$2,210	$11,992	$34,471	$28,049	$16,833	$70,106	$—	$163,661
Substandard	—	—	322	267	89	1,736	—	2,414
Doubtful	—	—	—	—	—	—	—	—
Total	$2,210	11,992	$34,793	$28,316	$16,922	$71,842	$—	$166,075
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity:
Pass	$—	$3,158	$2,718	$89	$42	$685	$41,097	47,788
Substandard	—	—	—	—	—	—	824	824
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$3,158	$2,718	$89	$42	$685	$41,921	$48,612
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(2):
Pass	$9,906	$16,574	$84,597	$44,088	$39,348	$105,822	$644	$300,979
Special mention	—	—	—	—	909	524	—	1,433
Substandard	—	—	—	—	1,242	8,742	—	9,984
Doubtful	—	—	—	—	—	—	—	—
Total	$9,906	$16,574	$84,597	$44,088	$41,499	$115,088	$644	$312,396
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$327	$1,112	$2,196	$598	$414	$2,007	$8,268	$14,923
Special mention	—	—	—	215	—	151	—	366
Substandard	—	—	—	—	—	2,333	956	3,289
Doubtful	—	—	—	—	—	—	—	—
Total	$327	$1,112	$2,196	$813	$414	$4,491	$9,224	$18,578
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$170	$185	$194	$49	$112	$121	$196	$1,027
Substandard	5	—	2	1	1	—	11	20
Doubtful	—	—	—	—	—	—	—	—
Total	$175	$185	$196	$50	$113	$121	$207	$1,047
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$13	$13

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

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024.

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

There were no modified loans past due or on non-accrual as of June 30, 2024.

There were no modified loans made during the three and six months ended June 30, 2024 and 2023 that subsequently defaulted.

The Company has not committed to lending additional amounts to the borrowers included in the previous tables.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. Foreclosed real estate was $16,000 and $34,000 at June 30, 2024 and December 31, 2023, respectively, and was included as a component of other assets on the consolidated balance sheet. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $797,000 at June 30, 2024 and $158,000 at December 31, 2023.
Note 5 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2024 and 2023. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”) and by the Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan (“EIP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2024	2023
Numerator – net income	$1,116,000	$816,000
Denominator:
Basic weighted average shares outstanding	5,885,764	5,846,240
Increase in weighted average shares outstanding due to:
Stock options(1)	—	—
Diluted weighted average shares outstanding(1)	5,885,764	5,846,240

Earnings per share:
Basic	$0.19	$0.14
Diluted	$0.19	$0.14

	Six Months Ended June 30,
	2024	2023
Numerator – net income	$2,130,000	$2,500,000
Denominator:
Basic weighted average shares outstanding	5,865,744	5,858,356
Increase in weighted average shares outstanding due to:
Stock options(1)	—	—
Diluted weighted average shares outstanding(1)	5,865,744	5,858,356

Earnings per share:
Basic	$0.36	$0.43
Diluted	$0.36	$0.43

(1)
Weighted average stock options to purchase 29,142 shares under the Company's 2006 Stock Option Plan and 17,750 shares under the EIP at $14.38 and $10.69, respectively, were outstanding during the three months ended June 30, 2024. Weighted average stock options to purchase 40,408 shares under the Company’s 2006 Stock Option Plan and 15,135 shares under the EIP at $14.38 and $10.69, respectively, were outstanding during the six months ended June 30, 2024, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Weighted average stock options to purchase 58,857 shares under the Company's 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 were outstanding during the three and six months ended June 30, 2023 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Commitments to extend credit are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract, and generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

The Company’s exposure to credit loss is represented by the contractual amount of the commitments which are not unconditionally cancellable. There was a $394,000 and $487,000 allowance for credit losses associated with these commitments at June 30, 2024 and December 31, 2023, respectively. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2024	2023
	(Dollars in thousands)

Commitments to grant loans	$6,743	$21,045
Unfunded commitments to fund loans and lines of credit	84,126	75,721
Commercial and Standby letters of credit	1,212	1,212

Note 7 – Stock-based Compensation

As of June 30, 2024, the Company had three active stock-based compensation plans, which are described below. The compensation cost related to these plans amounted to $88,000 and $53,000 for the three months ended June 30, 2024 and 2023, respectively, and $126,000 and $26,000 for the six months ended June 30, 2024 and 2023, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2024 and 2023 is presented below:

	2024			2023
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	58,857	$14.38		58,857	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(29,715)	14.38		—	—
Outstanding at end of period	29,142	$14.38	2.3 years	58,857	$14.38	3.3 years

Options exercisable at end of period	29,142	$14.38	2.3 years	58,857	$14.38	3.3 years

Fair value of options granted	—	$—		—	$—

:At June 30, 2024, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. At June 30, 2024, all compensation cost and expense related to the Stock Option Plan has been recognized in prior periods.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorizes the issuance of up to 180,000 shares of common stock pursuant to grants of restricted stock awards and up to 20,000 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and non-employee directors of Lake Shore Bancorp or its subsidiaries are eligible to receive awards under the EIP, except that non-employees may not be granted incentive stock options. The EIP expired on April 24, 2024, and grants of awards can no longer be made.

The Board of Directors granted restricted stock awards under the EIP during the six months ended June 30, 2024 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

April 23, 2024	19,730	100% on April 23, 2025	$10.69	Non-employee directors
April 23, 2024	32,522	25% per year for four years with first vesting on April 23, 2025	$10.69	Employees

The Board of Directors granted stock options under the EIP during the six months ended June 30, 2024 as follows:

Grant Date	Number of Stock Option Awards	Vesting	Exercise Price	Awardees

April 23, 2024	9,306	20% per year for five years with first vesting on April 23, 2025	$10.69	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the six months ended June 30, 2024 and 2023 is as follows:

	For the Six Months Ended June 30, 2024	Weighted Average Grant Price (per Share)	For the Six Months Ended June 30, 2023	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	17,719	$13.94	43,866	$15.02
Granted	52,252	10.69	8,282	12.91
Vested	(10,926)	13.64	(11,734)	15.39
Forfeited	—	—	(17,767)	14.91
Unvested shares outstanding at end of period	59,045	$11.12	22,647	$14.14

As of June 30, 2024, there were 120,946 shares of restricted stock that vested or were distributed to eligible participants under the EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the EIP amounted to $65,000 and $31,000 for the three months ended June 30, 2024 and 2023, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $80,000 and $(18,000) for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, $540,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 31 months.

A summary of the status of stock options under the EIP for the six months ended June 30, 2024 and 2023 is presented below:

	2024				2023
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	13,101	$14.38			20,000	$14.38
Granted	9,306	10.69			—	—
Exercised	—	—			—	—
Forfeited	(2,407)	14.38			—	—
Expired	—	—
Outstanding at end of period	20,000	$12.66	$17,000	5.8 years	20,000	$14.38	3.3 years

Options exercisable at end of period	10,694	$14.38	—	2.3 years	20,000	$14.38	3.3 years

	Options	Exercise Price	Fair Value	Remaining Contractual Life
Fair value of options granted	9,306	$10.69	$28,000	9.8 years

Compensation expense related to unvested stock options under the EIP amounted to $1,000 for the three and six months ended June 30, 2024. There was no compensation expense related to unvested stock options under the EIP for the three and six months ended June 30, 2023. At June 30, 2024 $27,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 57 months. During April 2024, the Company granted all remaining options available under the EIP. The EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2024, the balance of the loan to the ESOP was $1.3 million and the fair value of unallocated shares was $1.1 million. As of June 30, 2024, there were 69,071 allocated shares and 95,219 unallocated shares compared to 74,895 allocated shares and 103,153 unallocated shares at December 31, 2023. The ESOP compensation expense was $23,000 for the three months ended June 30, 2024 and $22,000 for the three months ended June 30, 2023 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $46,000 for the six months ended June 30, 2024 and $44,000 for the six months ended June 30, 2023 based on 3,968 shares earned in each of those six month periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2024 and December 31, 2023 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated balance sheets contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at June 30, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,842	$—	$1,842	$—
Municipal bonds	31,681	—	31,681	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	9,585	—	9,585	—
Government National Mortgage Association	53	—	53	—
Federal National Mortgage Association	9,575	—	9,575	—
Federal Home Loan Mortgage Corporation	4,504	—	4,504	—
Asset-backed securities:
Private label	29	—	29	—
Government sponsored entities	1	—	1	—
Total Debt Securities	$57,279	$—	$57,279	$—
Equity securities	30	30	—	—
Total Securities	$57,309	$30	$57,279	$—

	Fair Value Measurements at December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company did not record an allowance for credit losses for its collateral-dependent loans as of June 30, 2024 and December 31, 2023.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. Foreclosed real estate was $16,000 and $34,000 at June 30, 2024 and December 31, 2023, respectively and was included as a component of other assets on the consolidated balance sheets. The Company did not have repossessed assets at June 30, 2024 and December 31, 2023.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $184,000 and $191,000 at June 30, 2024 and December 31, 2023, respectively, and was included as a component of other assets on the consolidated balance sheets.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2024
Foreclosed real estate	$16	$—	$—	$16
Mortgage servicing rights	184	—	—	184

At December 31, 2023
Foreclosed real estate	34	—	—	34
Mortgage servicing rights	191	—	—	191

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At June 30, 2024
Foreclosed real estate	$16	Appraisal of collateral (1)	Direct Disposal Costs (2)	8.00%	8.00%
Mortgage servicing rights	184	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	5.38 years	5.38 years

At December 31, 2023
Foreclosed real estate	34	Appraisal of collateral (1)	Direct Disposal Costs (2)	8.00%	8.00%
Mortgage servicing rights	191	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.09%	0.09%
			Estimated Life of Loans	5.32 years	5.32 years

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

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$60,987	$60,987	$60,987	$—	$—
Securities	57,309	57,309	30	57,279	—
Federal Home Loan Bank stock	1,742	1,742	—	1,742	—
Loans receivable, net	544,337	522,204	—	—	522,204
Accrued interest receivable	2,835	2,835	—	2,835	—
Bank-owned life insurance	29,790	29,790	—	29,790	—
Mortgage servicing rights	184	184	—	—	184
Financial liabilities:
Deposits	589,395	587,655	—	587,655	—
Long-term debt	23,250	22,987	—	22,987	—
Accrued interest payable	251	251	—	251	—

	Fair Value Measurements at December 31, 2023
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$53,730	$53,730	$53,730	$—	$—
Securities	60,442	60,442	18	60,424	—
Federal Home Loan Bank stock	2,293	2,293	—	2,293	—
Loans receivable, net	555,828	530,735	—	—	530,735
Accrued interest receivable	2,835	2,835		2,835
Bank-owned life insurance	29,355	29,355	—	29,355	—
Mortgage servicing rights	191	191	—	—	191
Financial liabilities:
Deposits	590,924	589,243	—	589,243	—
Long-term debt	35,250	34,757	—	34,757	—
Accrued interest payable	829	829	—	829	—

Note 9 – Treasury Stock

During the three and six months ended June 30, 2024, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of June 30, 2024, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2024, the Company transferred 52,252 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $10.69 per share to fund awards that had been granted under the plan. During the six months ended June 30, 2024 the Company repurchased 1,504 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.62 per share.

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

Note 10 – Other Comprehensive (Loss) Income

In addition to presenting the consolidated statements of other comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Three Months Ended June 30, 2024			For The Three Months Ended June 30, 2023
	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized (losses) arising during the period	$(530)	$111	$(419)	$(1,045)	$219	$(826)
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	—	—	—	49	(10)	39
Recovery on previously impaired investment securities included in net income	(3)	1	(2)	(3)	-	(3)
Total Other Comprehensive (Loss) Income	$(533)	$112	$(421)	$(999)	$209	$(790)

	For the Six Months Ended June 30, 2024				For The Six Months Ended June 30, 2023
	Pre-Tax Amount		Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Net unrealized (losses) gains arising during the period	$(1,539)		$322	$(1,217)	$542	$(114)	$428
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	—		—	—	49	(10)	39
Recovery on previously impaired investment securities included in net income	(3)		1	(2)	(5)	1	(4)
Total Other Comprehensive (Loss) Income	$(1,542)	$	$323	$(1,219)	$586	$(123)	$463

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended June 30,		on the Consolidated
Components	2024	2023	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) losses on securities available for sale:
Loss on sale of securities included in net income	$—	$49	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(3)	(3)	Recovery on previously impaired investment securities
Provision for income tax expense	1	(10)	Income tax expense
Total reclassification for the period	$(2)	$36	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss			Affected Line Item
Comprehensive Loss	for the six months ended June 30,			on the Consolidated
Components	2024	2023		Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Loss on sale of securities included in net income	$—		$49	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(3)		$(5)	Recovery on previously impaired investment securities
Provision for income tax expense	1		(9)	Income tax expense
Total reclassification for the period	$(2)	$	$35	Net Income

Note 11 – Subsequent Events

On July 31, 2024, the Board of Directors of the Company declared a cash dividend of $0.18 per share on its outstanding common stock. The dividend is expected to be paid on August 16, 2024 to stockholders of record as of August 12, 2024. The Company received the written approval from the Federal Reserve Bank of Philadelphia, (the "Reserve Bank") on July 8, 2024 to pay a cash dividend of $0.18 per share to its stockholders. Lake Shore, MHC (the "MHC"), the Company's mutual holding company parent, which holds 3,636,875, or 63.4% of the Company's total outstanding common stock as of June 30, 2024, has elected to waive receipt of the dividend on its shares.

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

•
compliance with the Consent Order and Individual Minimum Capital Requirement from the Office of the Comptroller of the Currency (the "OCC");
•
compliance with the Written Agreement with the Federal Reserve Bank of Philadelphia (the "Reserve Bank");
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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2024 compared to the consolidated financial condition as of December 31, 2023 and the consolidated results of operations for the three and six months ended June 30, 2024 and 2023.

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

Recent Events

As previously reported on a Current Report on Form 8-K filed on July 31, 2024, the Company’s Board of Directors declared a cash dividend of $0.18 per share on its outstanding common stock, which received written approval from the Reserve Bank on July 8, 2024. The dividend is expected to be paid on August 16, 2024 to stockholders of record as of August 12, 2024. The MHC has elected to waive receipt of the dividend on its shares.

As previously reported on a Current Report on Form 8-K filed on April 25, 2024, the Company received written approval from the Reserve Bank to pay a cash dividend of $0.18 per share to its stockholders. In addition, the Reserve Bank also issued a non-objection to Lake Shore, MHC (the “MHC”), the Company’s mutual holding company parent, to waive the MHC’s receipt of cash dividends on its common stock up to $0.72 per share during the twelve-month period ending April 2, 2025 (the “Dividend Waivers”). As the Company has previously disclosed, the MHC received the approval of its members (depositors of Lake Shore Savings Bank) for the Dividend Waivers on April 2, 2024. On April 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.18 per share on its outstanding common stock. The dividend was paid on May 10, 2024 to stockholders of record as of May 6, 2024. The MHC elected to waive receipt of the dividend on its shares.

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

As previously reported on a Current Report on Form 8-K filed on February 9, 2023 with the SEC, the Bank consented to the issuance of a Consent Order (the “Order”) by the OCC, the Bank’s primary federal regulator. The Order requires the Bank to correct deficiencies related to information technology, security, automated clearing house program, audit, management and BSA/AML. Management and the Bank’s Board of Directors are committed to promptly addressing the action items included in the Order. We expect that our non-interest expenses will continue at their increased levels as a result of remediation actions we will take in order to comply with the requirements of the Order which may adversely affect our financial performance.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $142,000 and $177,000 for the three months ended June 30, 2024 and 2023, respectively. The net amortization of deferred loan fees and costs were

$266,000 and $315,000 for the six months ended June 30, 2024 and 2023, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	Three Months Ended			Three Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$52,618	$647	4.92%	$38,438	$489	5.09%
Securities(1)	58,988	414	2.81%	69,926	501	2.87%
Loans, including fees	551,091	7,693	5.58%	572,129	7,480	5.23%
Total interest-earning assets	662,697	8,754	5.28%	680,493	8,470	4.98%
Other assets	49,661			45,622
Total assets	$712,358			$726,115

Interest-bearing liabilities
Demand & NOW accounts	$67,167	$16	0.10%	$77,525	$19	0.10%
Money market accounts	140,759	947	2.69%	132,748	376	1.13%
Savings accounts	60,528	10	0.07%	71,307	12	0.07%
Time deposits	228,023	2,398	4.21%	213,224	1,508	2.83%
Total deposits	496,477	3,371	2.72%	494,804	1,915	1.55%
Borrowed funds & other interest-bearing liabilities	25,313	177	2.80%	39,676	341	3.44%
Total interest-bearing liabilities	521,790	3,548	2.72%	534,480	2,256	1.69%
Other non-interest bearing liabilities	104,529			107,738
Stockholders' equity	86,039			83,897
Total liabilities & stockholders' equity	$712,358			$726,115
Net interest income		$5,206			$6,214
Interest rate spread			2.56%			3.29%
Net interest margin			3.14%			3.65%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.20% and 3.27% for the three months ended June 30, 2024 and 2023, respectively.
(2)
Annualized.

	Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$48,329	$1,246	5.16%	$29,558	$655	4.43%
Securities(1)	60,358	838	2.78%	72,935	1,039	2.85%
Loans, including fees	553,621	15,279	5.52%	572,501	14,727	5.14%
Total interest-earning assets	662,308	17,363	5.24%	674,994	16,421	4.87%
Other assets	50,263			45,785
Total assets	$712,571			$720,779

Interest-bearing liabilities
Demand & NOW accounts	$68,460	$33	0.10%	$78,851	$38	0.10%
Money market accounts	140,277	1,913	2.73%	138,316	686	0.99%
Savings accounts	61,606	21	0.07%	73,527	22	0.06%
Time deposits	225,101	4,648	4.13%	198,060	2,482	2.51%
Total deposits	495,444	6,615	2.67%	488,754	3,228	1.32%
Borrowed funds & other interest-bearing liabilities	27,434	409	2.98%	40,721	688	3.38%
Total interest-bearing liabilities	522,878	7,024	2.69%	529,475	3,916	1.48%
Other non-interest bearing liabilities	103,414			108,053
Stockholders' equity	86,279			83,251
Total liabilities & stockholders' equity	$712,571			$720,779
Net interest income		$10,339			$12,505
Interest rate spread			2.55%			3.39%
Net interest margin			3.12%			3.71%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.16% and 3.27% for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30, 2024
	Compared to
	Three Months Ended June 30, 2023
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(16)	$174	$158
Securities	(10)	(77)	(87)
Loans, including fees	507	(294)	213
Total interest-earning assets	481	(197)	284
Interest-bearing liabilities:
Demand & NOW accounts	(1)	(2)	(3)
Money market accounts	517	54	571
Savings accounts	—	(2)	(2)
Time deposits	734	156	890
Total deposits	1,250	206	1,456
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(64)	(100)	(164)
Total interest-bearing liabilities	1,186	106	1,292
Total change in net interest income	$(705)	$(303)	$(1,008)

	Six Months Ended June 30, 2024
	Compared to
	Six Months Ended June 30, 2023
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$107	$484	$591
Securities	(26)	(175)	(201)
Loans, including fees	1,073	(521)	552
Total interest-earning assets	1,154	(212)	942
Interest-bearing liabilities:
Demand & NOW accounts	0	(5)	(5)
Money market accounts	1,200	27	1,227
Savings accounts	3	(4)	(1)
Time deposits	1,608	558	2,166
Total deposits	2,811	576	3,387
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(81)	(198)	(279)
Total interest-bearing liabilities	2,730	378	3,108
Total change in net interest income	$(1,576)	$(590)	$(2,166)

As shown in the above tables, the decrease in net interest income for the three months ended June 30, 2024 was primarily impacted by an increase in the average interest rate paid on interest-bearing deposits, partially offset by an increase in the average yield earned on interest-earning assets when compared to the prior year period. The average interest rate paid on interest-bearing liabilities increased 103 basis points from 1.69% during the three months ended June 30, 2023 to 2.72% during the three months ended June 30, 2024. The increase in the average interest rate paid on interest-bearing liabilities during the three months ended June 30, 2024 was primarily due to a 156 basis points increase in the average interest rate paid on money market accounts and a 138 basis points increase in the average interest rate paid on time deposits as compared to the prior year period. The increase in average interest rate paid on money market accounts and time deposits was primarily due to an increase in customer demand for these types of deposit products due to the elevated and competitive interest rate environment. The average yield on interest-earning assets for the three months ended June 30, 2024 increased by 30 basis points when compared to the prior year period primarily due to an increase in the average interest rate earned on the loan portfolio from 5.23% during the three months ended June 30, 2023 to 5.58% during the three months ended June 30, 2024.

Net interest margin decreased to 3.14% for the three months ended June 30, 2024 as compared to 3.65% for the same period of the prior year.

As shown in the above tables, the decrease in net interest income for the six months ended June 30, 2024 was primarily impacted by an increase in the average interest rate paid on interest-bearing deposits, partially offset by an increase in the average yield earned on interest-earning assets when compared to the prior year period. The average interest rate paid on interest-bearing liabilities increased 121 basis points from 1.48% during the six months ended June 30, 2023 to 2.69% during the six months ended June 30, 2024. The increase in the average interest rate paid on interest-bearing liabilities during the six months ended June 30, 2024 was primarily due to a 174 basis points increase in the average interest rate paid on money market accounts and a 162 basis points increase in the average interest rate paid on time deposits in comparison to the prior year period. The increase in average interest rate paid on money market accounts and time deposits was primarily due to an increase in customer demand for these types of deposit products due to the elevated and competitive interest rate environment. The average yield on interest-earning assets for the six months ended June 30, 2024 increased by 37 basis points when compared to the prior year period primarily due to an increase in the average interest rate earned on the loan portfolio from 5.14% during the six months ended June 30, 2023 to 5.52% during the six months ended June 30, 2024. Net interest margin decreased to 3.12% for the six months ended June 30, 2024 as compared to 3.71% for the six months ended June 30, 2023.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total assets at June 30, 2024 were $711.0 million, a decrease of $14.1 million, or 1.9%, from $725.1 million at December 31, 2023. The decrease in total assets was primarily due to a $11.5 million or 2.1% decrease in loans receivable, net, a $6.2 million, or 48.7% decrease in other assets related to bank-owned life insurance and a $3.1 million, or 5.2% decrease in securities available-for-sale, partially offset by an increase in cash and cash equivalents of $7.3 million, or 13.5%.

Cash and cash equivalents increased by $7.3 million, or 13.5%, from $53.7 million at December 31, 2023 to $61.0 million at June 30, 2024. The increase was primarily due to a decrease in loans receivable, net, of $11.5 million due to paydowns and the proceeds received from the surrender of bank-owned life insurance of $6.6 million, partially offset by the repayment of long-term debt of $12.0 million during the six months ended June 30, 2024.

Securities decreased by $3.1 million, or 5.2%, from $60.4 million at December 31, 2023 to $57.3 million at June 30, 2024, primarily due to securities paydowns of $1.6 million, a $1.5 million increase in the gross unrealized losses on available-for-sale securities, and net amortization of premiums of $36,000.

Net loans receivable decreased slightly during the six months ended June 30, 2024 as shown in the table below:

	At June 30,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$166,075	$172,005	$(5,930)	(3.4)%
Home equity	48,612	51,869	(3,257)	(6.3)%
Commercial(2)	312,396	316,986	(4,590)	(1.4)%
Total real estate loans	527,083	540,860	(13,777)	(2.5)%
Other Loans:
Commercial	18,578	16,546	2,032	12.3%
Consumer	1,047	1,130	(83)	(7.3)%
Total gross loans	546,708	558,536	(11,828)	(2.1)%
Allowance for credit losses	(5,916)	(6,463)	547	(8.5)%
Net deferred loan costs	3,545	3,755	(210)	(5.6)%
Loans receivable, net	$544,337	$555,828	$(11,491)	(2.1)%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The loans receivable, net balance decreased $11.5 million, or 2.1%, from $555.8 million at December 31, 2023 to $544.3 million at June 30, 2024. The decrease was primarily due to decreases in residential one- to four- family, commercial real estate, and home equity loans, partially offset by an increase in commercial loans. During the six months ended June 30, 2024, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	At or for the Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Beginning balance	$6,463	$7,065
Impact of adopting ASC 326	—	282
(Credit) provision for credit losses	(544)	(590)
Charge-offs:
Consumer	(13)	(32)
Total charge-offs	(13)	(32)
Recoveries:
Real estate loans:
Residential, one- to four-family	5	—
Other loans:
Commercial	—	29
Consumer	5	4
Total recoveries	10	33
Net charge-offs	(3)	1
Balance at end of period	$5,916	$6,758

Average loans outstanding	$553,621	$572,501
Allowance for credit losses as a percentage of total net loans	1.08%	1.19%
Allowance for credit losses as a percentage of amortized cost of non-performing loans	148.20%	240.58%

	For the Six Months Ended June 30,
	2024	2023
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	0.01%	—%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	0.30%
Consumer	(1.51)%	(4.71)%
Ratio of net charge-offs to average loans outstanding	—%	(0.01)%

	At June 30,	At December 31,
	2024	2023
	(Dollars in thousands)
Loans accounted for on a non-accrual basis, at amortized cost:
Real estate loans:
Residential, one- to four-family(1)	$2,067	$1,904
Home equity	678	196
Commercial(2)	1,226	1,242
Other loans:
Commercial	—	—
Consumer	21	5
Total non-accrual loans	3,992	3,347
Total non-performing loans	3,992	3,347
Foreclosed real estate	16	34
Total non-performing assets	$4,008	$3,381
Ratios:
Non-performing loans as a percentage of total net loans:	0.73%	0.60%
Non-performing assets as a percentage of total assets:	0.56%	0.47%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets increased by $627,000, or 18.5%, to $4.0 million at June 30, 2024 from $3.4 million at December 31, 2023, primarily due to an increase in non-accrual loans, including one home equity loan totaling $539,000 which was moved to non-accrual status during the first quarter of 2024. The Company had no loans past due 90 days or more but still accruing at June 30, 2024 or December 31, 2023.

Other assets decreased $6.2 million, or 48.7%, to $6.6 million at June 30, 2024 from $12.8 million at December 31, 2023 primarily due to the $6.6 million of proceeds received from the surrender of bank-owned life insurance which was in process at the end of 2023, partially offset by an increase in the Company's deferred tax assets related to the unrealized mark-to-market losses on the available for sale securities portfolio as a result of the increase in market interest rates.

The table below shows changes in deposit balances by type of deposit account between June 30, 2024 and December 31, 2023:

	At June 30,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$96,414	$95,186	$1,228	1.3%
Interest bearing	67,379	72,966	(5,587)	(7.7)%
Money market	141,493	137,374	4,119	3.0%
Savings	59,479	64,584	(5,105)	(7.9)%
Total core deposits	364,765	370,110	(5,345)	(1.4)%
Non-core Deposits
Time deposits(1)	224,630	220,814	3,816	1.7%
Total deposits	$589,395	$590,924	$(1,529)	(0.3)%

(1) Includes brokered deposits of $5.0 million and $16.0 million at June 30, 2024 and December 31, 2023, respectively.

The decrease in total deposits was due to decreases in brokered time deposits and interest-bearing checking and savings accounts, offset by increases in money market accounts and customer time deposits. The change in deposit mix was driven by customer demand due to the competitive interest rate environment. The increase in time deposits was primarily due to a $14.8 million increase in customer time deposits, offset by a $11.0 million decrease in brokered time deposits. The decrease in brokered time deposits was a result of the Company’s strategic focus, which is centered on organic growth of deposits among its retail and commercial customers to reduce the reliance on wholesale funding and to strengthen customer relationships. At June 30, 2024 and December 31, 2023, the Company’s percentage of uninsured deposits to total deposits was 12.0% and 12.8%, respectively.

During the six months ended June 30, 2024, long-term borrowings decreased by $12.0 million to $23.3 million at June 30, 2024 from $35.3 million at December 31, 2023 in connection with the repayment of $12.0 million of long-term debt with the Federal Home Loan Bank of New York (“FHLBNY”).

Stockholders’ equity at June 30, 2024 was $86.9 million, a $659,000 increase, or 0.8%, as compared to $86.3 million at December 31, 2023. The increase in stockholders’ equity was primarily attributed to $2.1 million in net income earned during the first half of 2024, partially offset by a $1.2 million unrealized loss, net of tax, on the available for sale securities portfolio recognized in other comprehensive loss.

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023

General. Net income was $1.1 million for the three months ended June 30, 2024, or $0.19 per diluted share, an increase of $300,000, or 36.8%, compared to net income of $816,000, or $0.14 per diluted share, for the three months ended June 30, 2023. Net income for the three months ended June 30, 2024 reflected a $1.0 million decrease in non-interest expense, a $185,000 increase in non-interest income, and a $98,000 change in the (credit) provision for credit losses, partially offset by a $1.0 million decrease in net interest income.

Interest Income. Interest income increased by $284,000, or 3.4%, to $8.8 million for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023 due primarily to an increase in loan interest income. Loan interest income increased by $213,000, or 2.8%, to $7.7 million for the three months ended June 30, 2024, as compared to the prior year period primarily due to a 35 basis points increase in the average yield on loans, partially offset by a decrease in the average balance of the loan portfolio of $21.0 million, or 3.7%, from $572.1 million for the three months ended June 30, 2023, to $551.1 million for the three months ended June 30, 2024. The average yield on loans, including fees was 5.58% for the three months ended June 30, 2024, as compared to 5.23% for the three months ended June 30, 2023, primarily due to the impact of higher interest rates on variable rate loans and new loan originations. The decrease in the average balance of the loan portfolio was primarily driven by a decrease in the average balance of commercial real estate and residential loans due to payoffs.

Investment securities interest income decreased $87,000, or 17.4%, to $414,000 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to a $10.9 million decrease in the average balance of investment securities and a six basis points decrease in the average yield of investment securities due to security sales and paydowns.

Interest-earning deposits and federal funds sold interest income increased $158,000, or 32.3%, to $647,000 for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, due to a $14.2 million, or 36.9% increase in the average balance of interest-earning deposits and federal funds sold.

Interest Expense. Interest expense increased $1.3 million, or 57.3%, to $3.5 million for the three months ended June 30, 2024, compared to $2.3 million for the three months ended June 30, 2023, primarily due to an increase in interest paid on deposits. Interest accrued on deposits increased by $1.5 million, or 76.0%, to $3.4 million for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. The increase in interest expense on deposits was primarily due to a 117 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher-cost time deposits and money market accounts. The average balance of deposits increased by $1.7 million, or 0.3%, from $494.8 million for the three months ended June 30, 2023, to $496.5 million for the three months ended June 30, 2024 primarily due to an increase in the average balance of time deposits and money market accounts. Interest expense on borrowed funds and other interest-bearing liabilities decreased by $164,000, or 48.1%, to $177,000 for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023, primarily due to a $14.4 million decrease in the average balance of borrowed funds and other interest-bearing liabilities, and a 64 basis points decrease in the average rate paid on borrowings. The decrease in borrowings was a result of management’s strategy to reduce reliance on wholesale funding and focus on organic growth of deposits among its retail and commercial customers.

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

The Company recorded a $285,000 credit to the provision for credit losses on loans and unfunded commitments during the three months ended June 30, 2024, as compared to a credit of $187,000 to the provision for credit losses during the three months ended June 30, 2023. The current period (credit) provision for credit losses was primarily due to a decrease in the qualitative loss factor derived from the forecasting factor.

Non-Interest Income. Non-interest income increased by $185,000, or 33.5%, to $738,000 for the three months ended June 30, 2024, as compared to $553,000 for the three months ended June 30, 2023. The increase was primarily due to a $111,000 increase in earnings on bank-owned life insurance in connection with the restructuring of bank-owned life insurance during the fourth quarter of 2023 and a $49,000 increase related to the loss on the sale of securities available for sale that occurred during the second quarter of 2023 as part of a balance sheet restructuring.

Non-Interest Expense. Non-interest expense was $4.9 million for the three months ended June 30, 2024, a decrease of $1.0 million, or 17.0%, as compared to $5.9 million for the three months ended June 30, 2023. The decrease related primarily to a decline in professional services expense of $451,000, or 53.2%, with the use of fewer external consultants in the current period. Additionally, advertising costs decreased by $163,000, or 91.1%, due to a decrease in marketing spending. As a result of management's efforts to rationalize staffing and optimize operating expenses, salaries and employee benefits decreased by $155,000, or 5.5%.

Income Taxes Expense. Income tax expense was $216,000 for the three months ended June 30, 2024, a decrease of $21,000, or 8.9%, as compared to $237,000 for the three months ended June 30, 2023. The decrease in income tax expense was primarily due to a decrease in the effective tax rate related to the restructuring of bank-owned life insurance. The effective tax rate was 16.2% and 22.5% for the three months ended June 30, 2024 and 2023, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023

General. Net income was $2.1 million for the six months ended June 30, 2024, or $0.36 per diluted share, a decrease of $370,000, or 14.8%, compared to net income of $2.5 million, or $0.43 per diluted share, for the six months ended June 30, 2023. Net income for the six months ended June 30, 2024 reflected a $2.2 million decrease in net interest income and a $175,000 change in the (credit) provision for credit losses, partially offset by a $1.5 million decrease in non-interest expense and a $338,000 increase in non-interest income.

Interest Income. Interest income increased by $942,000, or 5.7%, to $17.4 million for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. Loan interest income increased by $552,000, or 3.7%, to $15.3 million for the six months ended June 30, 2024, as compared to the prior year period primarily due to a 38 basis point increase in the average yield on loans, partially offset by a decrease in the average balance of the loan portfolio of $18.9 million, or 3.3%, from $572.5 million for the six months ended June 30, 2023, to $553.6 million for the six months ended June 30, 2024. The average yield on loans, including fees was 5.52% for the six months ended June 30, 2024, as compared to 5.14% for the six months ended June 30, 2023, primarily due to the impact of higher interest rates on variable rate loans and new loan originations. The decrease in the average balance of the loan portfolio was primarily driven by a decrease in the average balance of commercial real estate and residential loans due to payoffs.

Investment securities interest income decreased $201,000, or 19.3%, to $838,000 for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a $12.6 million decrease in the average balance of investment securities and a seven basis points decrease in the average yield of investment securities due to security sales and paydowns.

Interest-earning deposits and federal funds sold interest income increased $591,000, or 90.2%, to $1.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to a $18.8 million, or 63.5% increase in the average balance of interest-earning deposits and federal funds sold.

Interest Expense. Interest expense increased $3.1 million, or 79.4%, to $7.0 million for the six months ended June 30, 2024, compared to $3.9 million for the six months ended June 30, 2023, primarily due to an increase in interest paid on deposits. Interest accrued on deposits increased by $3.4 million, or 104.9%, to $6.6 million for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. The increase in interest expense on deposits was primarily due to a 135 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher-cost time deposits and money market accounts. The average balance of deposits increased by $6.7 million, or 1.4%, from $488.8 million for the six months ended June 30, 2023, to $495.4 million for the six months ended June 30, 2024 primarily due to an increase in the average balance of time deposits and money market accounts. Interest expense on borrowed funds and other interest-bearing liabilities decreased by $279,000, or 40.6%, to $409,000 for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023, primarily due to a $13.3 million decrease in the average balance of borrowed funds and other interest-bearing liabilities, and a 40 basis points decrease in the average rate paid on borrowings. The decrease in borrowings was a result of management’s strategy to reduce reliance on wholesale funding and focus on organic growth of deposits among its retail and commercial customers.

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

The Company recorded a $637,000 credit to the provision for credit losses on loans and unfunded commitments during the six months ended June 30, 2024, as compared to a credit of $812,000 to the provision for credit losses during the six months ended June 30, 2023. The current period (credit) provision for credit losses was primarily due to a decrease in the quantitative loss factors derived from historical loss rates calculated in the vintage model as well as a decrease in the qualitative loss factor derived from the forecasting factor.

Non-Interest Income. Non-interest income increased by $338,000, or 30.5%, to $1.4 million for the six months ended June 30, 2024, as compared to $1.1 million for the six months ended June 30, 2023. The increase was primarily due to a $221,000 increase in earnings on bank-owned life insurance in connection with the restructuring of bank-owned life insurance during the fourth quarter of 2023, a favorable variance of $58,000 related to interest rate swaps during the first half of 2024 as a result of unwinding the swaps during 2023, and a $49,000 increase related to the loss on the sale of securities available for sale that occurred during the second quarter of 2023 as part of a balance sheet restructuring.

Non-Interest Expense. Non-interest expense was $9.9 million for the six months ended June 30, 2024, a decrease of $1.5 million, or 13.4%, as compared to $11.4 million for the six months ended June 30, 2023. The decrease related primarily to a decline in professional services expense of $974,000, or 57.4%, as a result of a decrease in the use of external consultants. Additionally, advertising costs decreased by $290,000, or 81.2%, due to a decrease in marketing spending. As a result of management's efforts to rationalize staffing and optimize operating expenses, salaries and employee benefits decreased by $177,000, or 3.2% and occupancy and equipment expenses decreased by $113,000, or 7.5%. These decreases were partially offset by an increase in data processing costs of $47,000, or 5.5%, primarily due to an increase in costs related to core system maintenance and enhancements to existing IT security protocols and an increase in FDIC insurance expense of $32,000, or 6.0%, when compared to the prior year period due to an increase in premium assessments related to regulatory matters.

Income Taxes Expense. Income tax expense was $399,000 for the six months ended June 30, 2024, a decrease of $107,000, or 21.1%, as compared to $506,000 for the six months ended June 30, 2023. The decrease in income tax expense was primarily due to a decrease in the effective tax rate related to the restructuring of bank-owned life insurance along with a decrease in income before income taxes. The effective tax rate was 15.8% and 16.8% for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2024, the maximum amount that we can borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $34.9 million, which was collateralized by certain fixed-rate residential, one- to four-family loans in delivery. We can increase our maximum borrowing capacity by providing additional collateral in delivery. At June 30, 2024, we had outstanding advances under this agreement of $23.3 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged. As of June 30, 2024, we had no securities pledged to the Federal Reserve Bank and we had no balances outstanding. We have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of June 30, 2024.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the six months ended June 30, 2024, we originated loans of approximately $24.7 million as compared to approximately $39.0 million of loans originated during the six months ended June 30, 2023. Loan principal repayments and other reductions exceeded originations during the six months ended June 30, 2024 by $11.9 million. The Company did not make any purchases of investment securities during the six months ended June 30, 2024 or the six months ended June 30, 2023. The Company did not sell any investment securities during the six months ended June 30, 2024 and sold investment securities amounting to $6.0 million during the six months ended June 30, 2023.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $589.4 million at June 30, 2024, as compared to $590.9 million at December 31, 2023. Approximately $196.2 million of time deposit accounts are scheduled to mature within one year as of June 30, 2024. Based on our deposit retention experience, and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. As of June 30, 2024 and December 31, 2023, the Bank’s Community Bank Leverage Ratio was 13.02% and 12.68%, respectively.

Pursuant to an Individual Minimum Capital Requirement, the Bank has been directed by the OCC to maintain a Tier 1 Leverage capital ratio of 10% and a Total Risk-Based capital ratio of 13%. In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At June 30, 2024 and December 31, 2023, the Bank’s Tier 1 Leverage capital ratio was 13.02% and 12.68%, respectively and its Total Risk-Based capital ratio was 18.64% and 17.77%, respectively, and accordingly the Bank was in compliance with its Individual Minimum Capital Requirement and was considered well-capitalized.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2024. The Company has suspended its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 through April 30, 2024	—	$—	—	30,626
May 1 through May 31, 2024	—	—	—	30,626
June 1 through June 30, 2024	—	—	—	30,626
Total	—	$—	—	30,626

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

Item 5. Other Information

During the second quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 13, 2024	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2024	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)