Form 10-Q
period 2024-09-30
LAKE SHORE BANCORP, INC.
filed 2024-11-12
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,737,036 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 6, 2024.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$3,458	$4,648
Interest earning deposits	46,523	49,082
Cash and Cash Equivalents	49,981	53,730
Securities, at fair value	58,782	60,442
Federal Home Loan Bank stock, at cost	1,157	2,293
Loans receivable, net of allowance for credit losses of $5,494 at September 30, 2024 and $6,463 at December 31, 2023	539,005	555,828
Premises and equipment, net	7,310	7,870
Accrued interest receivable	2,889	2,835
Bank-owned life insurance	29,639	29,355
Other assets	8,833	12,765
Total Assets	$697,596	$725,118
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$488,104	$495,738
Non-interest bearing	99,459	95,186
Total Deposits	587,563	590,924
Long-term debt	10,250	35,250
Advances from borrowers for taxes and insurance	1,652	3,307
Other liabilities	8,254	9,364
Total Liabilities	607,719	638,845
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,737,036 shares outstanding at September 30, 2024 and 6,836,514 shares issued and 5,686,288 shares outstanding at December 31, 2023	68	68
Additional paid-in capital	31,493	31,456
Treasury stock, at cost (1,099,478 shares at September 30, 2024 and 1,150,226 shares at December 31, 2023)	(13,218)	(13,760)
Unearned shares held by ESOP	(959)	(1,023)
Unearned shares held by compensation plans	(464)	(39)
Retained earnings	81,696	78,956
Accumulated other comprehensive loss	(8,739)	(9,385)
Total Stockholders' Equity	89,877	86,273
Total Liabilities and Stockholders' Equity	$697,596	$725,118

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$7,730	$7,699	$23,010	$22,426
Investment securities, taxable	188	223	593	687
Investment securities, tax-exempt	217	240	650	815
Interest-earning deposits & federal funds sold	716	559	1,962	1,214
Total Interest Income	8,851	8,721	26,215	25,142
Interest Expense
Deposits	3,319	2,104	9,934	5,332
Short-term borrowings	—	—	—	87
Long-term debt	139	309	525	884
Finance lease and Other	10	13	33	39
Total Interest Expense	3,468	2,426	10,492	6,342
Net Interest Income	5,383	6,295	15,723	18,800
(Credit) Provision for Credit Losses	(229)	(199)	(866)	(1,011)
Net Interest Income After (Credit) Provision for Credit Losses	5,612	6,494	16,589	19,811
Non-Interest Income
Service charges and fees	284	256	835	792
Debit card fees	212	212	617	632
Increase in cash surrender value of bank-owned life insurance	287	114	722	328
Unrealized (loss) gain on equity securities	(4)	3	8	5
Unrealized loss on interest rate swap	—	—	—	(58)
Recovery on previously impaired investment securities	1	1	4	6
Loss on sale of securities available for sale	—	(3)	—	(52)
Other	11	22	50	59
Total Non-Interest Income	791	605	2,236	1,712
Non-Interest Expense
Salaries and employee benefits	2,742	2,773	8,155	8,363
Occupancy and equipment	680	715	2,064	2,212
Data processing	436	432	1,335	1,284
Professional services	361	389	1,085	2,087
Advertising	11	157	79	514
FDIC insurance	130	295	693	826
Postage and Supplies	62	59	202	189
Other	391	376	1,093	1,139
Total Non-Interest Expense	4,813	5,196	14,706	16,614
Income before Income Taxes	1,590	1,903	4,119	4,909
Income Tax Expense	258	332	657	838
Net Income	$1,332	$1,571	$3,462	$4,071
Basic and Diluted Earnings Per Common Share	$0.24	$0.27	$0.62	$0.69
Dividends Declared Per Share	$0.18	$—	$0.36	$—

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,332	$1,571
Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	1,866	(3,171)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(1)	(2)
Net loss on sale of securities included in net income, net of tax benefit	—	3
Total Other Comprehensive Income (Loss)	1,865	(3,170)
Total Comprehensive Income (Loss)	$3,197	$(1,599)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
Net Income	$3,462	$4,071
Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	649	(2,744)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(3)	(5)
Net loss on sale of securities included in net income, net of tax benefit	—	42
Total Other Comprehensive Income (Loss)	646	(2,707)
Total Comprehensive Income	$4,108	$1,364

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except share data)
Balance - January 1, 2024	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273
Net Income	—	—	—	—	—	1,014	—	1,014
Other comprehensive loss, net of tax benefit of $211	—	—	—	—	—	—	(798)	(798)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares earned, net of forfeitures (1,086 shares)	—	5	—	—	10	—	—	15
Common stock repurchased on vesting for payroll taxes (1,504 shares)	—	—	(17)	—	—	—	—	(17)
Balance - March 31, 2024	68	31,463	(13,777)	(1,002)	(29)	79,970	(10,183)	86,510
Net Income	—	—	—	—	—	1,116	—	1,116
Other comprehensive loss, net of tax benefit of $112	—	—	—	—	—	—	(421)	(421)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares granted (52,252 shares)	—	—	559	—	(559)	—	—	—
Compensation plan shares earned, net of forfeitures (5,720 shares)	—	11	—	—	54	—	—	65
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(361)	—	(361)
Balance - June 30, 2024	68	31,476	(13,218)	(981)	(534)	80,725	(10,604)	86,932
Net Income	—	—	—	—	—	1,332	—	1,332
Other comprehensive income, net of tax expense of $496	—	—	—	—	—	—	1,865	1,865
ESOP shares earned (1,984 shares)	—	5	—	22	—	—	—	27
Compensation plan shares earned, net of forfeitures (7,558 shares)	—	12	—	—	70	—	—	82
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(361)	—	(361)
Balance - September 30, 2024	$68	$31,493	$(13,218)	$(959)	$(464)	$81,696	$(8,739)	$89,877

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2023	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(723)	—	(723)
Net income	—	—	—	—	—	1,684	—	1,684
Other comprehensive income, net of tax expense of $333	—	—	—	—	—	—	1,253	1,253
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares granted (8,282 shares)	—	—	78	—	(78)	—	—	—
Compensation plan shares earned, net of forfeitures (2,510 shares)	—	(21)	—	—	(28)	—	—	(49)
Compensation plan shares forfeited (15,385 shares)	—	—	(144)	—	144	—	—	—
Common stock repurchased on vesting for payroll taxes (4,764 shares)	—	—	(56)	—	—	—	—	(56)
Balance - March 31, 2023	68	31,439	(13,693)	(1,087)	(153)	75,820	(9,079)	83,315
Net income	—	—	—	—	—	816	—	816
Other comprehensive loss, net of tax benefit of $209	—	—	—	—	—	—	(790)	(790)
ESOP shares earned (1,984 shares)	—	1	—	21	—	—	—	22
Compensation plan shares earned, net of forfeitures (2,328 shares)	—	9	—	—	22	—	—	31
Compensation plan shares forfeited (2,382 shares)	—	—	(22)	—	22	—	—	—
Balance - June 30, 2023	68	31,449	(13,715)	(1,066)	(109)	76,636	(9,869)	83,394
Net income	—	—	—	—	—	1,571	—	1,571
Other comprehensive loss, net of tax benefit of $843	—	—	—	—	—	—	(3,170)	(3,170)
ESOP shares earned (1,984 shares)	—	1	—	21	—		—	22
Compensation plan shares earned, net of forfeitures (2,933 shares)	—	12	—	—	28	—	—	40
Compensation plan shares forfeited (200 shares)	—	—	(2)	—	2	—	—	—
Balance - September 30, 2023	$68	$31,462	$(13,717)	$(1,045)	$(79)	$78,207	$(13,039)	$81,857

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,462	$4,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization of investment securities	54	42
Net amortization of deferred loan costs	369	392
(Credit) provision for credit losses	(866)	(1,011)
Recovery on previously impaired investment securities	(4)	(6)
Unrealized gain on equity securities	(8)	(5)
Loss on sale of investment securities	—	52
Unrealized loss on interest rate swap	—	58
Depreciation and amortization of premises and equipment	566	607
Increase in cash surrender value of bank-owned life insurance	(722)	(328)
ESOP shares committed to be released	73	66
Stock based compensation expense	162	22
Increase in accrued interest receivable	(54)	(93)
Increase in other assets	(2,989)	(218)
Impairment of foreclosed real estate	—	16
Loss on sale of foreclosed real estate	19	(162)
Deferred income tax expense	103	—
(Decrease) increase in other liabilities	(1,040)	1,122
Net Cash (Used in) Provided by Operating Activities	(875)	4,625
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Sales	—	8,478
Maturities, prepayments and calls	2,435	3,107
Purchases of Federal Home Loan Bank of New York Stock	—	(1,314)
Redemptions of Federal Home Loan Bank of New York Stock	1,136	1,297
Proceeds from the surrender of and claim on Bank owned life insurance	7,023	—
Loan principal collections and origination, net	17,320	8,525
Proceeds from sale of interest rate swaps	—	214
Proceeds from sale of foreclosed real estate	42	—
Additions to premises and equipment	(6)	(364)
Net Cash Provided by Investing Activities	27,950	19,943
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,361)	14,039
Net decrease in advances from borrowers for taxes and insurance	(1,655)	(1,089)
Net decrease in short-term borrowings	—	(12,596)
Proceeds from issuance of long-term debt	—	15,250
Repayment of long-term debt	(25,000)	(3,750)
Repayment of finance lease obligation	(69)	—
Purchase of treasury stock	(17)	(56)
Cash dividends paid	(722)	—
Net Cash (Used in) Provided by Financing Activities	(30,824)	11,798
Net (Decrease) Increase in Cash and Cash Equivalents	(3,749)	36,366
CASH AND CASH EQUIVALENTS - BEGINNING	53,730	9,633
CASH AND CASH EQUIVALENTS - ENDING	$49,981	$45,999
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$11,249	$5,842
Income taxes paid	$828	$938

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$822	$(3,473)
Foreclosed real estate acquired in settlement of loans	$—	$60

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

The interim unaudited consolidated financial statements included herein as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated balance sheets, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated statements of income for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2024.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 and are contained in the Company's 2023 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2023. Certain items in the prior period financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on prior year net income or shareholders' equity.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this ASU require a public business entity to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods, including employee compensation, depreciation, intangible asset amortization, and other costs and expenses. Additionally, a public business entity must disclose a qualitative description of the amounts remaining in relevant expense captions which are not separately disaggregated quantitatively under the amendments included within this ASU. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption of this ASU is permitted and may be applied prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any period presented in the financial statements. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,006	$—	$(83)	1,923
Municipal bonds	40,733	—	(7,691)	33,042
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	(1)	9
Collateralized mortgage obligations-government sponsored entities	10,583	—	(1,126)	9,457
Government National Mortgage Association	55	—	(1)	54
Federal National Mortgage Association	11,075	—	(1,395)	9,680
Federal Home Loan Mortgage Corporation	5,353	—	(792)	4,561
Asset-backed securities-private label	—	29	—	29
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$69,816	$29	$(11,089)	$58,756
Equity Securities	22	4	—	26
Total Securities	$69,838	$33	$(11,089)	$58,782

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(133)	$1,874
Municipal bonds	40,774	—	(7,724)	33,050
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	—	10
Collateralized mortgage obligations-government sponsored entities	11,844	1	(1,445)	10,400
Government National Mortgage Association	57	—	(2)	55
Federal National Mortgage Association	11,872	1	(1,684)	10,189
Federal Home Loan Mortgage Corporation	5,737	2	(926)	4,813
Asset-backed securities-private label	—	31	—	31
Asset-backed securities-government sponsored entities	2	—	—	2
Total Debt Securities Available for Sale	$72,303	$35	$(11,914)	$60,424
Equity Securities	22	—	(4)	18
Total Securities	$72,325	$35	$(11,918)	$60,442

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2024 and December 31, 2023, seventeen municipal bonds with a cost of $5.6 million and fair value of $4.2 million and sixteen municipal bonds with a cost of $4.9 million and fair value of $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits.

The following table sets forth the Company’s investment in securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2024
U.S. government agencies	$—	$—	$1,923	$(83)	$1,923	$(83)
Municipal bonds	—	—	33,042	(7,691)	33,042	(7,691)
Mortgage-backed securities	—	—	23,669	(3,315)	23,669	(3,315)
	$—	$—	$58,634	$(11,089)	$58,634	$(11,089)

December 31, 2023
U.S. government agencies	$—	$—	$1,874	$(133)	$1,874	$(133)
Municipal bonds	6,513	(1,065)	26,537	(6,659)	33,050	(7,724)
Mortgage-backed securities	57	(2)	25,293	(4,055)	25,350	(4,057)
	$6,570	$(1,067)	$53,704	$(10,847)	$60,274	$(11,914)

As of September 30, 2024, the Company's investment portfolio included no securities in the "unrealized losses less than twelve months" category and 173 securities in the "unrealized losses twelve months or more" category.

As of September 30, 2024, the Company had 173 securities with a fair value of $58.6 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no allowance for credit losses on securities available for sale was recorded as of September 30, 2024. The unrealized losses are attributed to noncredit-related factors, including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $319,000 as of September 30, 2024 and $260,000 as of December 31, 2023 on available-for-sale debt securities is included in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

The unrealized losses on debt securities shown in the previous tables were recorded as a component of accumulated other comprehensive loss, net of tax benefit on the Company’s consolidated statements of stockholders’ equity.

During the three months ended September 30, 2024, the Company did not sell any debt securities. During the three months ended September 30, 2023 the Company sold 12 municipal bonds resulting in gross realized losses of $3,000, with an amortized cost of $2.5 million. During the nine months ended September 30, 2024 the Company did not sell any debt securities. During the nine months ended September 30, 2023 the Company sold 35 municipal bonds and two mortgage-backed securities resulting in gross realized losses of $52,000, with an amortized cost of $8.4 million.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2024:
Less than one year	$—	$—
After one year through five years	2,094	$1,989
After five years through ten years	10,426	$9,394
After ten years	30,219	$23,582
Mortgage-backed securities	27,076	$23,761
Asset-backed securities	1	$30
Total Debt Securities	$69,816	$58,756

Equity Securities

At September 30, 2024 and December 31, 2023, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended September 30, 2024 and 2023, the Company recognized an unrealized loss of $4,000 and an unrealized gain of $3,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the nine months ended September 30, 2024 and 2023, the Company recognized an unrealized gain of $7,000 and $5,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no purchases or sales of equity securities during the three and nine months ended September 30, 2024 and 2023.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$163,835	$172,005
Home Equity	47,969	51,869
Commercial (2)	312,575	316,986
Total real estate loans	524,379	540,860
Other Loans:
Commercial	15,645	16,546
Consumer	1,024	1,130
Total gross loans	541,048	558,536
Net deferred loan costs	3,451	3,755
Allowance for credit losses on loans	(5,494)	(6,463)
Loans receivable, net	$539,005	$555,828

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Real estate loans of approximately $51.4 million and $55.8 million in unpaid principal balance were pledged as collateral for Federal Home Loan Bank of New York ("FHLBNY") advances as of September 30, 2024 and December 31, 2023, respectively.

Total loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income accrued based upon the outstanding principal balance and the terms of the loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the portfolio segments identified above and are analyzed by management on this basis. All loan policies identified below apply to all segments of the loan portfolio.

Accrued interest on loans of $2.5 million at both September 30, 2024 and December 31, 2023 is included in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

Allowance for Credit Losses for Loans

The loan portfolio is segmented into the following loan types by risk level:

Real Estate Loans:

•
One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York’s housing market has consistently demonstrated stability in home prices despite changing economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures verify that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.
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

The following tables detail the changes in the allowance for credit losses by loan segment for the three and nine months ended September 30, 2024 and 2023.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2024
Allowance for Credit Loss on Loans
Balance – July 1, 2024	$473	$216	$4,689	$523	$15	$5,916
Charge-offs	—	—	—	—	(16)	(16)
Recoveries	3	—	—	—	2	5
(Credit) provision	(35)	(32)	(247)	(111)	14	(411)
Balance – September 30, 2024	$441	$184	$4,442	$412	$15	$5,494

Balance - January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(29)	(29)
Recoveries	8	—	—	—	7	15
(Credit) provision	(99)	(29)	(789)	(59)	21	(955)
Balance – September 30, 2024	$441	$184	$4,442	$412	$15	$5,494
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$441	$184	$4,442	$412	$15	$5,494

Gross Loans Receivable(3):
Ending balance	$163,835	$47,969	$312,575	$15,645	$1,024	$541,048
Ending balance: individually evaluated	$134	$—	$1,242	$—	$—	$1,376
Ending balance: collectively evaluated	$163,701	$47,969	$311,333	$15,645	$1,024	$539,672

(1)
There were no one-to four-family construction loans at September 30, 2024.
(2)
Includes commercial construction loans of $15.1 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,494) or deferred loan costs of $3,451.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
September 30, 2023
Allowance for Credit Loss on Loans
Balance- July 1, 2023	$541	$257	$5,422	$520	$18	$—	$6,758
Charge-offs	—	—	—	—	(16)	—	(16)
Recoveries	—	—	35	—	2	—	37
(Credit) provision	(6)	(47)	(122)	25	13	—	(137)
Balance – September 30, 2023	$535	$210	$5,335	$545	$17	$—	$6,642

Balance- January 1, 2023	$411	$217	$5,746	$509	$47	$135	$7,065
Impact of adopting ASC 326	201	114	55	72	(25)	(135)	282
Charge-offs	—	—	—	—	(47)	—	(47)
Recoveries	—	—	35	29	7	—	71
(Credit) provision	(77)	(121)	(501)	(65)	35	—	(729)
Balance – September 30, 2023	$535	$210	$5,335	$545	$17	$—	$6,642
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$535	$210	$5,335	$545	$17	$—	$6,642
Gross Loans Receivable(3):
Ending balance	$172,974	$51,276	$323,535	$18,749	$1,113	$—	$567,647
Ending balance: individually evaluated	$142	$—	$1,242	$—	$—	$—	$1,384
Ending balance: collectively evaluated	$172,832	$51,276	$322,293	$18,749	$1,113	$—	$566,263

(1)
Includes one- to four-family construction loans of $2.7 million.
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

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated balance sheets, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company did not record an allowance on unfunded loan commitments prior to January 1, 2023. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 was as follows:

For the Nine Months Ended September 30, 2024
(Dollars in thousands)
Balance at December 31, 2023	$487
(Credit) Provision for Credit Losses	(129)
Balance at March 31, 2024	358
Provision for Credit Losses	36
Balance at June 30, 2024	394
Provision for Credit Losses	182
Balance at September 30, 2024	$576

For the Nine Months Ended September 30, 2023
(Dollars in thousands)
Balance at December 31, 2022	$—
Impact of CECL Adoption	633
Balance at March 31, 2023	633
(Credit) Provision for Credit Losses	(220)
Balance at June 30, 2023	413
(Credit) Provision for Credit Losses	(62)
Balance at September 30, 2023	$351

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at September 30, 2024 and December 31, 2023.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$2,082	$1,904	$2,082	$1,904
Home Equity	689	196	689	196
Commercial Real Estate (2)	1,226	1,242	1,226	1,242
Other Loans:
Commercial	—	—	—	—
Consumer	12	5	12	5
Total loans	$4,009	$3,347	$4,009	$3,347

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
September 30, 2024:
Real Estate Loans:
Residential, one- to four-family(1)	$1,056	$374	$771	$2,201	$161,634	$163,835
Home equity	124	126	598	848	47,121	47,969
Commercial(2)	—	—	1,242	1,242	311,333	312,575
Other Loans:
Commercial	—	—	—	—	15,645	15,645
Consumer	32	2	5	39	985	1,024
Total	$1,212	$502	$2,616	$4,330	$536,718	$541,048

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family(1)	$1,488	$3	$276	$1,767	$170,238	$172,005
Home equity	315	583	56	954	50,915	51,869
Commercial(2)	—	—	1,242	1,242	315,744	316,986
Other Loans:
Commercial	—	—	—	—	16,546	16,546
Consumer	6	—	1	7	1,123	1,130
Total	$1,809	$586	$1,575	$3,970	$554,566	$558,536

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of September 30, 2024 and December 31, 2023 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
September 30, 2024:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$136	$—	$—	$—	$—	$136
Home Equity	—	—	—	—	—	—
Commercial	200	—	1,026	—	—	1,226
Total	$336	$—	$1,026	$—	$—	$1,362
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family	$143	$—	$—	$—	$—	$143
Home Equity	—	—	—	—	—	—
Commercial	200	—	1,026	—	—	1,226
Total	$343	$—	$1,026	$—	$—	$1,369

There was no allowance for credit losses recorded on the above noted collateral-dependent loans as of September 30, 2024 and December 31, 2023.

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

Asset quality indicators for all loans and the Company’s risk rating process are reviewed on a monthly basis. Risk ratings are updated as circumstances that could affect the repayment of individual loans are brought to management’s attention through an established monitoring process. Written action plans are maintained and reviewed on a quarterly basis for all classified commercial loans. In addition to the Company’s internal process, an outsourced independent credit review function is in place for commercial and certain consumer loans to further assess assigned risk classifications and monitor compliance with internal lending policies and procedures.

The following table presents gross loans by credit quality indicator by origination year at September 30, 2024:

	YTD 2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$3,960	$11,927	$33,852	$27,279	$15,852	$68,471	$—	$161,341
Substandard	—	—	452	265	89	1,688	—	2,494
Doubtful	—	—	—	—	—	—	—	—
Total	$3,960	11,927	$34,304	$27,544	$15,941	$70,159	$—	$163,835
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity(2):
Pass	$—	$2,980	$2,446	$82	$38	$613	$40,972	47,131
Substandard	—	—	—	—	—	—	838	838
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$2,980	$2,446	$82	$38	$613	$41,810	$47,969
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$15,646	$17,364	$84,485	$42,887	$36,617	$100,554	$644	$298,197
Special mention	—	—	—	702	902	2,891	—	4,495
Substandard	—	—	—	—	1,242	8,641	—	9,883
Doubtful	—	—	—	—	—	—	—	—
Total	$15,646	$17,364	$84,485	$43,589	$38,761	$112,086	$644	$312,575
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$1,451	$1,052	$2,089	$562	$382	$1,881	$3,681	$11,098
Special mention	—	—	—	190	—	151	991	1,332
Substandard	—	—	—	—	—	2,259	956	3,215
Doubtful	—	—	—	—	—	—	—	—
Total	$1,451	$1,052	$2,089	$752	$382	$4,291	$5,628	$15,645
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$228	$145	$161	$42	$104	$118	$215	$1,013
Substandard	5	—	—	1	—	—	5	11
Doubtful	—	—	—	—	—	—	—	—
Total	$233	$145	$161	$43	$104	$118	$220	$1,024
Current period gross charge-offs	$—	$—	$2	$—	$—	$—	$27	$29

(1)
Includes one- to four-family construction loans.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans.

The following table presents gross loans by credit quality indicator by origination year at December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$12,203	$36,103	$29,486	$17,975	$10,075	$63,928	$—	$169,770
Substandard	—	262	39	92	270	1,572	—	2,235
Doubtful	—	—	—	—	—	—	—	—
Total	$12,203	$36,365	$29,525	$18,067	$10,345	$65,500	$—	$172,005
Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$—	$3

Home Equity(2):
Pass	$3,660	$3,120	$102	$47	$274	$511	$43,862	$51,576
Substandard	—	—	—	—	—	—	293	293
Doubtful	—	—	—	—	—	—	—	—
Total	$3,660	$3,120	$102	$47	$274	$511	$44,155	$51,869
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
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
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

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

There were no modified loans past due or on non-accrual as of September 30, 2024.

There were no loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023 that had a payment default and were modified in the twelve months prior.

The Company has not committed to lending additional amounts to the borrowers included in the previous tables.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was no foreclosed real estate at September 30, 2024, and $34,000 at December 31, 2023, which was included as a component of other assets on the consolidated balance sheet. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $722,000 at September 30, 2024 and $158,000 at December 31, 2023.

Note 5 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2024 and 2023. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”). Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
	2024	2023
Numerator – net income	$1,332,000	$1,571,000
Denominator:
Basic weighted average shares outstanding	5,638,836	5,846,333
Increase in weighted average shares outstanding due to:
Stock options(1)	—	—
Diluted weighted average shares outstanding(1)	5,638,836	5,846,333

Earnings per share:
Basic	$0.24	$0.27
Diluted	$0.24	$0.27

	Nine Months Ended September 30,
	2024	2023
Numerator – net income	$3,462,000	$4,071,000
Denominator:
Basic weighted average shares outstanding	5,615,638	5,858,054
Increase in weighted average shares outstanding due to:
Stock options(1)	—	—
Diluted weighted average shares outstanding(1)	5,615,638	5,858,054

Earnings per share:
Basic	$0.62	$0.69
Diluted	$0.62	$0.69

(1)
Weighted average stock options to purchase 29,142 shares under the Company's 2006 Stock Option Plan and 20,000 shares under the EIP at $14.38 and $10.69, respectively, were outstanding during the three months ended September 30, 2024. Weighted average stock options to purchase 36,625 shares under the Company’s 2006 Stock Option Plan and 16,768 shares under the EIP at $14.38 and $10.69, respectively, were outstanding during the nine months ended September 30, 2024, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Weighted average stock options to purchase 58,857 shares under the Company's 2006 Stock Option Plan and 13,101 shares under the EIP at $14.38 were outstanding during the three and nine months ended September 30, 2023 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

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

The Company’s exposure to credit loss is represented by the contractual amount of the commitments which are not unconditionally cancellable. There was a $576,000 and $487,000 allowance for credit losses associated with these commitments at September 30, 2024 and December 31, 2023, respectively. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2024	2023
	(Dollars in thousands)

Commitments to grant loans	$17,307	$21,045
Unfunded commitments to fund loans and lines of credit	91,456	75,721
Commercial and Standby letters of credit	671	1,212

Note 7 – Stock-based Compensation

As of September 30, 2024, the Company had three active stock-based compensation plans, which are described below. The compensation cost related to these plans amounted to $109,000 and $62,000 for the three months ended September 30, 2024 and 2023, respectively, and $235,000 and $88,000 for the nine months ended September 30, 2024 and 2023, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2024 and 2023 is presented below:

	2024			2023
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	58,857	$14.38		58,857	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(29,715)	$14.38		—	—
Outstanding at end of period	29,142	$14.38	2.0 years	58,857	$14.38	3.0 years

Options exercisable at end of period	29,142	$14.38	2.0 years	58,857	$14.38	3.0 years

Fair value of options granted	—	$—		—	$—

:At September 30, 2024, stock options had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. At September 30, 2024, all compensation cost and expense related to the Stock Option Plan has been recognized in prior periods.

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

The Board of Directors granted restricted stock awards under the EIP during the nine months ended September 30, 2024 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

April 23, 2024	19,730	100% on April 23, 2025	$10.69	Non-employee directors
April 23, 2024	32,522	25% per year for four years with first vesting on April 23, 2025	$10.69	Employees

The Board of Directors granted stock options under the EIP during the nine months ended September 30, 2024 as follows:

Grant Date	Number of Stock Option Awards	Vesting	Exercise Price	Awardees

April 23, 2024	9,306	20% per year for five years with first vesting on April 23, 2025	$10.69	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the nine months ended September 30, 2024 and 2023 is as follows:

	For the Nine Months Ended September 30, 2024	Weighted Average Grant Price (per Share)	For the Nine Months Ended September 30, 2023	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	17,719	$13.94	43,866	$15.02
Granted	52,252	10.69	8,282	12.91
Vested	(10,926)	13.64	(11,734)	15.39
Forfeited	—	—	(17,967)	14.91
Unvested shares outstanding at end of period	59,045	$11.12	22,447	$14.13

As of September 30, 2024, there were 120,946 shares of restricted stock that vested or were distributed to eligible participants under the EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the EIP amounted to $82,000 and $40,000 for the three months ended September 30, 2024 and 2023, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $162,000 and $22,000 for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, $457,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 28 months.

A summary of the status of stock options under the EIP for the nine months ended September 30, 2024 and 2023 is presented below:

	2024				2023
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	13,101	$14.38			20,000	$14.38
Granted	9,306	10.69			—	—
Exercised	—	—			—	—
Forfeited	(2,407)	14.38			—	—
Expired	—	—			(6,899)	$14.38
Outstanding at end of period	20,000	$12.66	$26,000	5.6 years	13,101	$14.38	3.3 years

Options exercisable at end of period	10,694	$14.38	—	2.1 years	13,101	$14.38	3.3 years

	Options	Exercise Price	Fair Value	Remaining Contractual Life
Fair value of options granted	9,306	$10.69	$28,000	9.6 years

Compensation expense related to unvested stock options under the EIP amounted to $1,000 and $2,000, for the three and nine months ended September 30, 2024, respectively. There was no compensation expense related to unvested stock options under the EIP for the three and nine months ended September 30, 2023. At September 30, 2024, $26,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 54 months. During April 2024, the Company granted all remaining options available under the EIP. The EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of September 30, 2024, the balance of the loan to the ESOP was $1.3 million and the fair value of unallocated shares was $1.3 million. As of September 30, 2024, there were 67,350 allocated shares and 95,219 unallocated shares compared to 74,895 allocated shares and 103,153 unallocated shares at December 31, 2023. The ESOP compensation expense was $27,000 for the three months ended September 30, 2024 and $22,000 for the three months ended September 30, 2023 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $73,000 for the nine months ended September 30, 2024 and $66,000 for the nine months ended September 30, 2023 based on 5,952 shares earned in each of those nine month periods.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2024 and December 31, 2023 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated balance sheets contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at September 30, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,923	$—	$1,923	$—
Municipal bonds	33,042	—	33,042	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	9,457	—	9,457	—
Government National Mortgage Association	54	—	54	—
Federal National Mortgage Association	9,680	—	9,680	—
Federal Home Loan Mortgage Corporation	4,561	—	4,561	—
Asset-backed securities:
Private label	29	—	29	—
Government sponsored entities	1	—	1	—
Total Debt Securities	$58,756	$—	$58,756	$—
Equity securities	26	26	—	—
Total Securities	$58,782	$26	$58,756	$—

	Fair Value Measurements at December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company did not record an allowance for credit losses for its collateral-dependent loans as of September 30, 2024 and December 31, 2023.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was no foreclosed real estate at September 30, 2024 and $34,000 at December 31, 2023, which was included as a component of other assets on the consolidated balance sheet. The Company did not have repossessed assets at September 30, 2024 and December 31, 2023.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $180,000 and $191,000 at September 30, 2024 and December 31, 2023, respectively, and were included as a component of other assets on the consolidated balance sheets.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2024
Mortgage servicing rights	$180	$—	$—	$180

At December 31, 2023
Foreclosed real estate	$34	$—	$—	$34
Mortgage servicing rights	191	—	—	191

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At September 30, 2024
Mortgage servicing rights	$180	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	5.16 years	5.16 years

At December 31, 2023
Foreclosed real estate	$34	Appraisal of collateral (1)	Direct Disposal Costs (2)	8.00%	8.00%
Mortgage servicing rights	191	Discounted Cash Flow Model (3)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.09%	0.09%
			Estimated Life of Loans	5.32 years	5.32 years

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

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$49,981	$49,981	$49,981	$—	$—
Securities	58,782	58,782	26	58,756	—
Federal Home Loan Bank stock	1,157	1,157	—	1,157	—
Loans receivable, net	539,005	520,668	—	—	520,668
Accrued interest receivable	2,889	2,889	—	2,889	—
Bank-owned life insurance	29,639	29,639	—	29,639	—
Mortgage servicing rights	180	180	—	—	180
Financial liabilities:
Deposits	587,563	586,982	—	586,982	—
Long-term debt	10,250	10,196	—	10,196	—
Accrued interest payable	72	72	—	72	—

	Fair Value Measurements at December 31, 2023
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$53,730	$53,730	$53,730	$—	$—
Securities	60,442	60,442	18	60,424	—
Federal Home Loan Bank stock	2,293	2,293	—	2,293	—
Loans receivable, net	555,828	530,735	—	—	530,735
Accrued interest receivable	2,835	2,835		2,835
Bank-owned life insurance	29,355	29,355	—	29,355	—
Mortgage servicing rights	191	191	—	—	191
Financial liabilities:
Deposits	590,924	589,243	—	589,243	—
Long-term debt	35,250	34,757	—	34,757	—
Accrued interest payable	829	829	—	829	—

Note 9 – Treasury Stock

During the three and nine months ended September 30, 2024, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of September 30, 2024, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the nine months ended September 30, 2024, the Company transferred 52,252 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $10.69 per share to fund awards that had been granted under the plan. During the nine months ended September 30, 2024, the Company repurchased 1,504 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.62 per share.

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

Note 10 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of other comprehensive income (loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended September 30, 2024			For The Three Months Ended September 30, 2023
	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$2,362	$(496)	$1,866	$(4,014)	$843	$(3,171)
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	—	—	—	3	—	3
Recovery on previously impaired investment securities included in net income	(1)	—	(1)	(2)	—	(2)
Total Other Comprehensive Income (Loss)	$2,361	$(496)	$1,865	$(4,013)	$843	$(3,170)

	For the Nine Months Ended September 30, 2024				For The Nine Months Ended September 30, 2023
	Pre-Tax Amount		Tax Benefit (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) gains arising during the period	$822		$(173)	$649	$(3,473)	$729	$(2,744)
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	—		—	—	52	(10)	42
Recovery on previously impaired investment securities included in net income	(4)		1	(3)	(6)	1	(5)
Total Other Comprehensive Income (Loss)	$818	$	$(172)	$646	$(3,427)	$720	$(2,707)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended September 30,		on the Consolidated
Components	2024	2023	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) losses on securities available for sale:
Loss on sale of securities included in net income	$—	$3	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(1)	(2)	Recovery on previously impaired investment securities
Provision for income tax expense	—	—	Income tax expense
Total reclassification for the period	$(1)	$1	Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the nine months ended September 30,		on the Consolidated
Components	2024	2023	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) losses on securities available for sale:
Loss on sale of securities included in net income	$—	$52	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(4)	(6)	Recovery on previously impaired investment securities
Provision for income tax expense	1	(9)	Income tax expense
Total reclassification for the period	$(3)	$37	Net Income

Note 11 – Subsequent Events

On October 23, 2024, the Board of Directors of the Company declared a cash dividend of $0.18 per share on its outstanding common stock. The dividend was paid on November 8, 2024 to stockholders of record as of November 4, 2024. The Company received the written approval from the Federal Reserve Bank of Philadelphia, (the "Reserve Bank") on September 30, 2024 to pay a cash dividend of $0.18 per share to its stockholders. Lake Shore, MHC (the "MHC"), the Company's mutual holding company parent, which holds 3,636,875, or 63.4% of the Company's total outstanding common stock as of September 30, 2024, elected to waive receipt of the dividend on its shares.

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2024 compared to the consolidated financial condition as of December 31, 2023 and the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023.

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

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance, our provision for credit losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising, FDIC insurance and other general and administrative expenses.

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

Recent Events

As previously reported on a Current Report on Form 8-K filed on October 24, 2024 with the SEC, the Company’s Board of Directors declared a cash dividend of $0.18 per share on its outstanding common stock on October 23, 2024, which received written approval from the Reserve Bank on September 30, 2024. The dividend was paid on November 8, 2024 to stockholders of record as of November 4, 2024. The MHC elected to waive receipt of the dividend on its shares.

As previously reported on a Current Report on Form 8-K filed on July 31, 2024 with the SEC, the Company’s Board of Directors declared a cash dividend of $0.18 per share on its outstanding common stock, which received written approval from the Reserve Bank on July 8, 2024. The dividend was paid on August 16, 2024 to stockholders of record as of August 12, 2024. The MHC elected to waive receipt of the dividend on its shares.

As previously reported on a Current Report on Form 8-K filed on April 25, 2024 with the SEC, the Company received written approval from the Reserve Bank to pay a cash dividend of $0.18 per share to its stockholders. In addition, the Reserve Bank also issued a non-objection to the MHC to waive the MHC’s receipt of cash dividends on its common stock up to $0.72 per share during the twelve-month period ending April 2, 2025 (the “Dividend Waivers”). As the Company has previously disclosed, the MHC received the approval of its members (depositors of Lake Shore Savings Bank) for the Dividend Waivers on April 2, 2024. On April 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.18 per share on its outstanding common stock. The dividend was paid on May 10, 2024 to stockholders of record as of May 6, 2024. The MHC elected to waive receipt of the dividend on its shares.

As previously reported on a Current Report on Form 8-K filed on June 28, 2023 with the SEC, the MHC and the Company (collectively, the “Companies”), the parent savings and loan holding companies of the Bank, entered into a written agreement (the “Agreement”) with the Reserve Bank, the Companies’ regulator. The Agreement provides, among other things, that the Companies take appropriate steps to fully utilize the Companies’ financial and managerial resources to serve as a source of strength to the Bank, including, but not limited to, taking steps to ensure that the Bank complies with the Consent Order (described below) and not, directly or indirectly, declare or pay dividends, increase or guarantee any debt without the prior approval of the Reserve Bank. We expect that our non-interest expenses will continue at their increased levels as a result of the Agreement and the Order, which may adversely affect our financial performance.

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

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in accordance with GAAP. As a result, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. Critical accounting estimates includes the areas where the Company has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Company's financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Significant accounting policies followed by the Company are presented in Note 2 - Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included within Part II. Item 8. of its Annual Report on Form 10-K for the year ended December 31, 2023, and in Note 1: Basis of Presentation and Significant Accounting Policies and Estimates in Part I. Item 1. of this Form 10-Q.

Allowance for Credit Losses

Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to its portfolios of assets exhibiting credit risk, particularly in its loan portfolio, and the material effect that such judgments can have on the Company's results of operations. Determining the amount requires significant judgment on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. As of September 30, 2024 and December 31, 2023, the allowance for credit losses on loans totaled $5.5 million and $6.5 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of June 30, 2024 and December 31, 2023, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $4.4 million and $5.2 million respectively, or 80.9% for both periods.

The Company's methodology for maintaining its allowance for credit losses on is based on historical experience and data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration to forecasted economic conditions may lead to further required increases to the allowance for credit losses. Conversely, improvements to forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $497,000, or 9.0%, representing a nine basis points increase to the coverage ratio of the allowance for credit losses as a percentage of net loans, assuming all other quantitative and qualitative factors are kept at current levels, as of September 30, 2024. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of September 30, 2024.

Unexpected changes in economic growth could adversely affect our results of operations, including causing increases in delinquencies and default rates on loans, which would adversely impact our charge-offs, allowance for credit losses, and provision for credit losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $103,000 and $77,000 for the three months ended September 30, 2024 and 2023, respectively. The net amortization of deferred loan fees and costs were $369,000 and $392,000 for the nine months ended September 30, 2024 and 2023, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$54,527	$716	5.25%	$43,374	$559	5.16%
Securities(1)	59,536	405	2.72%	65,019	463	2.85%
Loans, including fees	542,612	7,730	5.70%	565,011	7,699	5.45%
Total interest-earning assets	656,675	8,851	5.39%	673,404	8,721	5.18%
Other assets	48,797			45,506
Total assets	$705,472			$718,910

Interest-bearing liabilities
Demand & NOW accounts	$66,739	$15	0.09%	$76,171	$19	0.10%
Money market accounts	145,641	986	2.71%	123,998	405	1.31%
Savings accounts	57,772	10	0.07%	69,327	13	0.08%
Time deposits	219,166	2,308	4.21%	214,282	1,667	3.11%
Total deposits	489,318	3,319	2.71%	483,778	2,104	1.74%
Borrowed funds & other interest-bearing liabilities	20,479	149	2.91%	36,953	322	3.49%
Total interest-bearing liabilities	509,797	3,468	2.72%	520,731	2,426	1.86%
Other non-interest bearing liabilities	107,327			114,152
Stockholders' equity	88,348			84,027
Total liabilities & stockholders' equity	$705,472			$718,910
Net interest income		$5,383			$6,295
Interest rate spread			2.67%			3.32%
Net interest margin			3.28%			3.74%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.11% and 3.24% for the three months ended September 30, 2024 and 2023, respectively.
(2)
Annualized.

	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$50,409	$1,962	5.19%	$34,214	$1,214	4.73%
Securities(1)	60,082	1,243	2.76%	70,268	1,502	2.85%
Loans, including fees	549,925	23,010	5.58%	569,977	22,426	5.25%
Total interest-earning assets	660,416	26,215	5.29%	674,459	25,142	4.97%
Other assets	49,771			45,690
Total assets	$710,187			$720,149

Interest-bearing liabilities
Demand & NOW accounts	$67,882	$48	0.09%	$77,948	$57	0.10%
Money market accounts	142,078	2,899	2.72%	133,491	1,091	1.09%
Savings accounts	60,319	31	0.07%	72,111	35	0.06%
Time deposits	223,108	6,956	4.16%	203,527	4,149	2.72%
Total deposits	493,387	9,934	2.68%	487,077	5,332	1.46%
Borrowed funds & other interest-bearing liabilities	25,099	558	2.96%	39,451	1,010	3.41%
Total interest-bearing liabilities	518,486	10,492	2.70%	526,528	6,342	1.61%
Other non-interest bearing liabilities	104,728			110,108
Stockholders' equity	86,973			83,513
Total liabilities & stockholders' equity	$710,187			$720,149
Net interest income		$15,723			$18,800
Interest rate spread			2.59%			3.36%
Net interest margin			3.17%			3.72%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities results in rates of 3.14% and 3.26% for the nine months ended September 30, 2024 and 2023, respectively.
(2)
Annualized.

Rate Volume Analysis. The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The tables show the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the later period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30, 2024
	Compared to
	Three Months Ended September 30, 2023
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$11	$146	$157
Securities	(21)	(37)	(58)
Loans, including fees	350	(319)	31
Total interest-earning assets	340	(210)	130
Interest-bearing liabilities:
Demand & NOW accounts	(2)	(2)	(4)
Money market accounts	434	147	581
Savings accounts	(1)	(2)	(3)
Time deposits	590	51	641
Total deposits	1,021	194	1,215
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(53)	(120)	(173)
Total interest-bearing liabilities	968	74	1,042
Total change in net interest income	$(628)	$(284)	$(912)

	Nine Months Ended September 30, 2024
	Compared to
	Nine Months Ended September 30, 2023
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$118	$630	$748
Securities	(48)	(211)	(259)
Loans, including fees	1,423	(839)	584
Total interest-earning assets	1,493	(420)	1,073
Interest-bearing liabilities:
Demand & NOW accounts	(2)	(7)	(9)
Money market accounts	1,633	175	1,808
Savings accounts	2	(6)	(4)
Time deposits	2,197	610	2,807
Total deposits	3,830	772	4,602
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(133)	(319)	(452)
Total interest-bearing liabilities	3,697	453	4,150
Total change in net interest income	$(2,204)	$(873)	$(3,077)

As shown in the above tables, the decrease in net interest income for the three months ended September 30, 2024 was primarily impacted by an increase in the average interest rate paid on interest-bearing deposits, partially offset by an increase in the average yield earned on interest-earning assets when compared to the prior year period. The average interest rate paid on interest-bearing liabilities increased 86 basis points from 1.86% during the three months ended September 30, 2023 to 2.72% during the three months ended September 30, 2024. The increase in the average interest rate paid on interest-bearing liabilities during the three months ended September 30, 2024 was primarily due to a 140 basis points increase in the average interest rate paid on money market accounts and a 110 basis points increase in the average interest rate paid on time deposits as compared to the prior year period. The increase in average interest rate paid on money market accounts and time deposits was primarily due to an increase in customer demand for these types of deposit products due to the elevated and competitive interest rate environment. The average yield on interest-earning assets for the three months ended September 30, 2024 increased by 21 basis points when compared to the prior year period primarily due to an increase in the average interest rate earned on the loan portfolio from 5.45% during the three months ended September 30, 2023 to 5.70% during the three months ended September 30, 2024. Net interest margin decreased to 3.28% for the three months ended September 30, 2024 as compared to 3.74% for the same period of the prior year.

As shown in the above tables, the decrease in net interest income for the nine months ended September 30, 2024 was primarily impacted by an increase in the average interest rate paid on interest-bearing deposits, partially offset by an increase in the average yield earned on interest-earning assets when compared to the prior year period. The average interest rate paid on interest-bearing liabilities increased 109 basis points from 1.61% during the nine months ended September 30, 2023 to 2.70% during the nine months ended September 30, 2024. The increase in the average interest rate paid on interest-bearing liabilities during the nine months ended September 30, 2024 was primarily due to a 163 basis points increase in the average interest rate paid on money markets accounts and a 144 basis points increase in the average interest rate paid on time deposit accounts in comparison to the prior year period. The increase in average interest rate paid on money market accounts and time deposits was primarily due to an increase in customer demand for these types of deposit products due to the elevated and competitive interest rate environment. The average yield on interest-earning assets for the nine months ended September 30, 2024 increased by 32 basis points when compared to the prior year period primarily due to an increase in the average interest rate earned on the loan portfolio from 5.25% during the nine months ended September 30, 2023 to 5.58% during the nine months ended September 30, 2024. Net interest margin decreased to 3.17% for the nine months ended September 30, 2024 as compared to 3.72% for the nine months ended September 30, 2023.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total assets at September 30, 2024 were $697.6 million, a decrease of $27.5 million, or 3.8%, from $725.1 million at December 31, 2023. The decrease in total assets was primarily due to a $16.8 million, or 3.0%, decrease in loans receivable, net, a $3.9 million, or 30.8%, decrease in other assets related to bank-owned life insurance, a $3.7 million, or 7.0%, decrease in cash and cash equivalents, and a $1.7 million, or 2.7%, decrease in securities available-for-sale.

Cash and cash equivalents decreased by $3.7 million, or 7.0%, from $53.7 million at December 31, 2023 to $50.0 million at September 30, 2024. The decrease was primarily due to the repayment of $25.0 million of Federal Home Loan Bank of New York ("FHLBNY") borrowings and the nonrenewal of $16.0 million of brokered Certificates of Deposits ("CDs"), partially offset by organic deposit growth of $12.6 million, or 2.2%, and a decrease in net loans of $16.8 million, or 3.0%, during the nine months ended September 30, 2024.

Securities decreased by $1.7 million, or 2.7%, from $60.4 million at December 31, 2023 to $58.8 million at September 30, 2024, primarily due to securities paydowns of $2.4 million, partially offset by a $822,000 decrease in the gross unrealized losses on available-for-sale securities.

Net loans receivable decreased during the nine months ended September 30, 2024 as shown in the table below:

	At September 30,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$163,835	$172,005	$(8,170)	(4.7)%
Home equity	47,969	51,869	(3,900)	(7.5)%
Commercial(2)	312,575	316,986	(4,411)	(1.4)%
Total real estate loans	524,379	540,860	(16,481)	(3.0)%
Other Loans:
Commercial	15,645	16,546	(901)	(5.4)%
Consumer	1,024	1,130	(106)	(9.4)%
Total gross loans	541,048	558,536	(17,488)	(3.1)%
Allowance for credit losses	(5,494)	(6,463)	969	(15.0)%
Net deferred loan costs	3,451	3,755	(304)	(8.1)%
Loans receivable, net	$539,005	$555,828	$(16,823)	(3.0)%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Net loans decreased $16.8 million, or 3.0%, from $555.8 million at December 31, 2023 to $539.0 million at September 30, 2024, as a result of a decrease in all loan categories due to loan originations and line of credit utilizations being outpaced by principal paydowns. During the nine months ended September 30, 2024, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	For the Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Beginning balance	$6,463	$7,065
Impact of adopting ASC 326	—	282
(Credit) provision for credit losses	(955)	(729)
Charge-offs:
Consumer	(29)	(47)
Total charge-offs	(29)	(47)
Recoveries:
Real estate loans:
Residential, one- to four-family	8	—
Commercial	—	35
Other loans:
Commercial	—	29
Consumer	7	7
Total recoveries	15	71
Net charge-offs (recoveries)	(14)	24
Balance at end of period	$5,494	$6,642

	At September 30,	At December 31,
	2024	2023
	(Dollars in thousands)
Average loans outstanding, including fees	$549,925	$567,319
Allowance for credit losses as a percentage of net loans	1.01%	1.16%
Allowance for credit losses as a percentage of amortized cost of non-performing loans	137.03%	193.09%

When compared to December 31, 2023, the current modeled allowance for credit losses related to the loan portfolio decreased by approximately $1.0 million, or 15.0%, of which a majority of the decrease was attributable to the commercial mortgage loan portfolio ($788,000). Of the total decrease in the allowance for credit losses on loans from December 31, 2023 to September 30, 2024, $767,000 was due to a decrease in reserve rate, while $202,000 was due to a decrease in the size of the loan portfolio. The decrease in the ACL reserve rate was primarily due to the decrease in the quantitative loss factors derived from historical loss rates calculated in the vintage model as well as a decrease in the qualitative loss factor derived from forecasting economic trends which includes the FOMC's projected rate of U.S. civilian unemployment and U.S. year-over-year growth of GDP.

	For the Nine Months Ended September 30,
	2024	2023
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	0.01%	—%
Home equity	—%	—%
Commercial	—%	0.02%
Other loans:
Commercial	—%	0.20%
Consumer	(2.81)%	(4.58)%
Ratio of net charge-offs to average loans outstanding	—%	0.01%

For the nine months ended September 30, 2024, consumer loan net charge-offs to average consumer loans outstanding, annualized, improved to 2.81% from 4.58% for the prior year period. This improvement was primarily driven by a decrease in consumer loan net charge-offs of $18,000, partially offset by a decrease in average consumer loans outstanding of $121,000.

	At September 30,	At December 31,
	2024	2023
	(Dollars in thousands)
Loans accounted for on a non-accrual basis, at amortized cost:
Real estate loans:
Residential, one- to four-family(1)	$2,082	$1,904
Home equity	689	196
Commercial(2)	1,226	1,242
Other loans:
Commercial	—	—
Consumer	12	5
Total non-accrual loans	4,009	3,347
Total non-performing loans	4,009	3,347
Foreclosed real estate	—	34
Total non-performing assets	$4,009	$3,381
Ratios:
Non-performing loans as a percentage of total net loans:	0.74%	0.60%
Non-performing assets as a percentage of total assets:	0.57%	0.47%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets increased by $628,000, or 18.6%, to $4.0 million at September 30, 2024 from $3.4 million at December 31, 2023, primarily due to an increase in non-accrual loans, including one home equity loan totaling $539,000 which was moved to non-accrual status during the first quarter of 2024. The Company had no loans past due 90 days or more but still accruing at September 30, 2024 or December 31, 2023.

Other assets decreased $3.9 million, or 30.8%, to $8.8 million at September 30, 2024 from $12.8 million at December 31, 2023 primarily due to the $6.6 million of proceeds received from the surrender of bank-owned life insurance which was in process at the end of 2023.

The table below shows changes in deposit balances by type of deposit account between September 30, 2024 and December 31, 2023:

	At September 30,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Core Deposits
Demand deposits and NOW accounts:
Non-interest bearing	$99,459	$95,186	$4,273	4.5%
Interest bearing	66,481	72,966	(6,485)	(8.9)%
Money market	147,497	137,374	10,123	7.4%
Savings	56,065	64,584	(8,519)	(13.2)%
Total core deposits	369,502	370,110	(608)	(0.2)%
Non-core Deposits
Time deposits(1)	218,061	220,814	(2,753)	(1.2)%
Total deposits	$587,563	$590,924	$(3,361)	(0.6)%

(1) Includes no brokered CDs at September 30, 2024 and $16.0 million at December 31, 2023.

The decrease in total deposits was due to decreases in brokered CDs and interest-bearing checking and savings accounts, offset by increases in money market accounts, customer time deposits and non-interest bearing checking accounts. The change in deposit mix was driven by customer demand due to the competitive interest rate environment. The decrease in total time deposits was comprised of a $16.0 million decrease in brokered CDs and a $13.2 million increase in customer time deposits. The decrease in brokered CDs was a result of the Company’s strategic focus, which is centered on organic growth of deposits among its retail and commercial customers to reduce the reliance on wholesale funding and to strengthen customer relationships. At September 30, 2024 and December 31, 2023, the Company’s percentage of uninsured deposits to total deposits was 13.4% and 12.8%, respectively.

During the nine months ended September 30, 2024, long-term borrowings decreased by $25.0 million to $10.3 million at September 30, 2024 from $35.3 million at December 31, 2023 in connection with the repayment of $25.0 million of long-term debt with FHLBNY.

Stockholders’ equity at September 30, 2024 was $89.9 million, a $3.6 million increase, or 4.2%, as compared to $86.3 million at December 31, 2023. The increase in stockholders’ equity was primarily attributed to $3.5 million in net income earned during the first nine months of 2024.

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023

General. Net income was $1.3 million for the three months ended September 30, 2024, or $0.24 per diluted share, a decrease of $239,000, or 15.2%, compared to net income of $1.6 million, or $0.27 per diluted share, for the three months ended September 30, 2023. Net income for the three months ended September 30, 2024 reflected a $912,000 decrease in net interest income, partially offset by a $383,000 decrease in non-interest expense, a $186,000 increase in non-interest income, and a $30,000 change in the (credit) provision for credit losses.

Interest Income. Interest income increased by $130,000, or 1.5%, to $8.9 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023 due primarily to an increase in interest earned on interest-earning deposits and an increase in loan interest income. Interest-earning deposits and federal funds sold interest income increased $157,000, or 28.1%, to $716,000 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, due to an $11.2 million, or 25.7% increase in the average balance of interest-earning deposits and federal funds sold and an increase of nine basis points in the average yield of interest-earning deposits and federal funds sold to 5.25% for the three months ended September 30, 2024 as compared to the prior year period.

Loan interest income increased by $31,000, or 0.4%, to $7.7 million for the three months ended September 30, 2024, as compared to the prior year period primarily due to a 25 basis points increase in the average yield on loans, partially offset by a decrease in the average balance of the loan portfolio of $22.4 million, or 4.0%, from $565.0 million for the three months ended September 30, 2023, to $542.6 million for the three months ended September 30, 2024. The average yield on loans, including fees was 5.70% for the three months ended September 30, 2024, as compared to 5.45% for the three months ended September 30, 2023, primarily due to the impact of higher interest rates on loans with a rate reset feature and new loan originations at higher rates. The decrease in the average balance of the loan portfolio was primarily driven by a decrease in the average balance of commercial real estate and residential loans due to payoffs.

Investment securities interest income decreased $58,000, or 12.5%, to $405,000 for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a $5.5 million decrease in the average balance of investment securities and a 13 basis points decrease in the average yield of investment securities due to securities sales and paydowns.

Interest Expense. Interest expense increased $1.0 million, or 43.0%, to $3.5 million for the three months ended September 30, 2024, compared to $2.4 million for the three months ended September 30, 2023, primarily due to an increase in interest paid on deposits. Interest accrued on deposits increased by $1.2 million, or 57.7%, to $3.3 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. The increase in interest expense on deposits was primarily due to a 97 basis points increase in the average interest rate paid on deposit accounts to 2.71% as the deposit mix shifted towards higher-cost time deposits and money market accounts. The average balance of deposits increased by $5.5 million, or 1.1%, from $483.8 million for the three months ended September 30, 2023, to $489.3 million for the three months ended September 30, 2024 primarily due to an increase in the average balance of time deposits and money market accounts. Interest expense on borrowed funds and other interest-bearing liabilities decreased by $173,000, or 53.7%, to $149,000 for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023, primarily due to a $16.5 million decrease in the average balance of borrowed funds and other interest-bearing liabilities, and a 58 basis points decrease in the average rate paid on borrowings and other interest-bearing liabilities. The decrease in borrowings was a result of management’s strategy to reduce reliance on wholesale funding and focus on organic growth of deposits among its retail and commercial customers.

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

The Company recorded a $229,000 credit to the provision for credit losses on loans and unfunded commitments during the three months ended September 30, 2024, as compared to a credit of $199,000 to the provision for credit losses during the three months ended September 30, 2023. The current period (credit) provision for credit losses was primarily due to a decrease in the qualitative loss factor derived from the forecasting factor, which includes the FOMC's projected rate of U.S. civilian unemployment and U.S. year-over-year growth of GDP.

Non-Interest Income. Non-interest income increased by $186,000, or 30.7%, to $791,000 for the three months ended September 30, 2024, as compared to $605,000 for the three months ended September 30, 2023. The increase was primarily due to a $173,000 increase in earnings on bank-owned life insurance in connection with the restructuring of bank-owned life insurance during the fourth quarter of 2023 and the recognition of a death benefit in the third quarter of 2024, as well as an increase in service charges and fees of $28,000, or 10.9%.

Non-Interest Expense. Non-interest expense was $4.8 million for the three months ended September 30, 2024, a decrease of $383,000, or 7.4%, as compared to $5.2 million for the three months ended September 30, 2023. The decrease from the prior year quarter was primarily related to a decrease in FDIC insurance expense of $165,000, or 55.9%, and a decrease in advertising expense of $146,000, or 93.0%, as a result of a decrease in marketing spending. As a result of management's efforts to rationalize staffing and optimize operating expenses, salaries and employee benefits decreased by $31,000, or 1.1%.

Income Taxes Expense. Income tax expense was $258,000 for the three months ended September 30, 2024, a decrease of $74,000, or 22.3%, as compared to $332,000 for the three months ended September 30, 2023. The decrease in income tax expense was primarily due to a decrease in the effective tax rate related to the restructuring of bank-owned life insurance along with a decrease in income before income tax. The effective tax rate was 16.2% and 17.4% for the three months ended September 30, 2024 and 2023, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023

General. Net income was $3.5 million for the nine months ended September 30, 2024, or $0.62 per diluted share, a decrease of $609,000, or 15.0%, compared to net income of $4.1 million, or $0.69 per diluted share, for the nine months ended September 30, 2023. Net income for the nine months ended September 30, 2024 reflected a $3.1 million decrease in net interest income and a $145,000 decrease in the (credit) provision for credit losses, partially offset by a $1.9 million decrease in non-interest expense and a $524,000 increase in non-interest income.

Interest Income. Interest income increased by $1.1 million, or 4.3%, to $26.2 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023 due primarily to an increase in interest earned on interest-earning deposits and federal funds sold and an increase in loan interest income. Interest-earning deposits and federal funds sold interest income increased $748,000, or 61.6%, to $2.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to a $16.2 million, or 47.3% increase in the average balance of interest-earning deposits and federal funds sold and an increase of 46 basis points in the average yield of interest-earning deposits and federal funds sold to 5.19% for the nine months ended September 30, 2024 as compared to the prior year period.

Loan interest income increased by $584,000, or 2.6%, to $23.0 million for the nine months ended September 30, 2024, as compared to the prior year period primarily due to a 33 basis point increase in the average yield on loans, partially offset by a decrease in the average balance of the loan portfolio of $20.1 million, or 3.5%, from $570.0 million for the nine months ended September 30, 2023, to $549.9 million for the nine months ended September 30, 2024. The average yield on loans, including fees was 5.58% for the nine months ended September 30, 2024, as compared to 5.25% for the nine months ended September 30, 2023, primarily due to the impact of higher interest rates on loans with a rate reset feature and new loan originations at higher rates. The decrease in the average balance of the loan portfolio was driven by a decrease in the average balance of all loan categories due to payoffs outpacing new loan originations and line of credit utilization.

Investment securities interest income decreased $259,000, or 17.2%, to $1.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to a $10.2 million decrease in the average balance of investment securities and a nine basis points decrease in the average yield of investment securities due to securities sales and paydowns.

Interest Expense. Interest expense increased $4.2 million, or 65.4%, to $10.5 million for the nine months ended September 30, 2024, compared to $6.3 million for the nine months ended September 30, 2023, primarily due to an increase in interest paid on deposits. Interest accrued on deposits increased by $4.6 million, or 86.3%, to $9.9 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. The increase in interest expense on deposits to 2.68% was primarily due to a 122 basis points increase in the average interest rate paid on deposit accounts as the deposit mix shifted towards higher-cost time deposits and money market accounts. The average balance of deposits increased by $6.3 million, or 1.3%, from $487.1 million for the nine months ended September 30, 2023, to $493.4 million for the nine months ended September 30, 2024 primarily due to an increase in the average balance of time deposits and money market accounts. Interest expense on borrowed funds and other interest-bearing liabilities decreased by $452,000, or 44.8%, to $558,000 for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023, primarily due to a $14.4 million decrease in the average balance of borrowed funds and other interest-bearing liabilities, and a 45 basis points decrease in the average rate paid on borrowings and other interest-bearing liabilities. The decrease in borrowings was a result of management’s strategy to reduce reliance on wholesale funding and focus on organic growth of deposits among its retail and commercial customers.

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

The Company recorded a $866,000 credit to the provision for credit losses on loans and unfunded commitments during the nine months ended September 30, 2024, as compared to a credit of $1.0 million to the provision for credit losses during the nine months ended September 30, 2023. The current period (credit) provision for credit losses was primarily due to a decrease in the quantitative loss factors derived from historical loss rates calculated in the vintage model as well as a decrease in the qualitative loss factor derived from forecasting economic trends, which includes the FOMC's projected rate of U.S. civilian unemployment and U.S. year-over-year growth of GDP. The prior period (credit) provision for credit losses was primarily due to a decrease in the qualitative loss factor derived from forecasting economic trends, which includes the FOMC's projected rate of U.S. civilian unemployment and U.S. year-over-year growth of GDP, and a decrease in the loan portfolio and loan commitments during the first nine months of 2023.

Non-Interest Income. Non-interest income increased by $524,000, or 30.6%, to $2.2 million for the nine months ended September 30, 2024, as compared to $1.7 million for the nine months ended September 30, 2023. The increase was primarily due to a $394,000 increase in earnings on bank-owned life insurance in connection with the restructuring of bank-owned life insurance during the fourth quarter of 2023 and the recognition of a death benefit in the third quarter of 2024, a favorable variance of $58,000 related to interest rate swaps during the first nine months of 2024 as a result of unwinding the swaps during 2023, and a $52,000 increase related to the loss on the sale of securities available for sale that occurred during the first nine months of 2023 as part of a balance sheet restructuring.

Non-Interest Expense. Non-interest expense was $14.7 million for the nine months ended September 30, 2024, a decrease of $1.9 million, or 11.5%, as compared to $16.6 million for the nine months ended September 30, 2023. The decrease related primarily to a decline in professional services expense of $1.0 million, or 48.0%, as a result of a decrease in the use of external consultants. Additionally, advertising costs decreased by $435,000, or 84.6%, due to a decrease in marketing spending, and FDIC insurance costs decreased by $133,000, or 16.1%. As a result of management's efforts to rationalize staffing and optimize operating expenses, salaries and employee benefits decreased by $208,000, or 2.5% and occupancy and equipment expenses decreased by $148,000, or 6.7%. These decreases were partially offset by an increase in data processing costs of $51,000, or 4.0%.

Income Taxes Expense. Income tax expense was $657,000 for the nine months ended September 30, 2024, a decrease of $181,000, or 21.6%, as compared to $838,000 for the nine months ended September 30, 2023. The decrease in income tax expense was primarily due to a decrease in the effective tax rate related to the restructuring of bank-owned life insurance along with a decrease in income before income taxes. The effective tax rate was 16.0% and 17.1% for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2024, the maximum amount that we can borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $35.3 million, which was collateralized by certain fixed-rate residential, one- to four-family loans in delivery. We can increase our maximum borrowing capacity by providing additional collateral in delivery. At September 30, 2024, we had outstanding advances under this agreement of $10.3 million. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities and allows us to borrow up to the value of the securities pledged. As of September 30, 2024, we had no securities pledged to the Federal Reserve Bank and we had no balances outstanding. We have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of September 30, 2024.

As a result of the Order previously disclosed herein, the Company’s ability to access available sources of funds from the FHLB has been curtailed to short-term advances (i.e., 30 days or less) and the residential loans pledged as collateral for these borrowings are subject to reductions in value. The availability of lines of credit with one other correspondent bank was terminated, while the availability of lines of credit with other correspondent banks may also be reduced or eliminated. Lastly, during the most recent quarter, the Federal Reserve Bank communicated that the Bank may now qualify for uncollateralized intraday credit for its Master Account. If approved for uncollateralized intraday credit, certain transactions will not be rejected for which there are insufficient funds in the Bank's Federal Reserve Master Account.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2024, we originated loans of approximately $42.8 million as compared to approximately $47.6 million of loans originated during the nine months ended September 30, 2023. Loan principal repayments and other reductions exceeded originations during the nine months ended September 30, 2024 by $17.3 million. The Company did not make any purchases of investment securities during the nine months ended September 30, 2024 or the nine months ended September 30, 2023. The Company did not sell any investment securities during the nine months ended September 30, 2024 and sold investment securities amounting to $8.5 million during the nine months ended September 30, 2023.

As described elsewhere in this report, the Company has loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. The Company believes it has sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $587.6 million at September 30, 2024, as compared to $590.9 million at December 31, 2023. Approximately $193.8 million of time deposit accounts are scheduled to mature within one year as of September 30, 2024. Based on our deposit retention experience, and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

The federal banking agencies have developed a “Community Bank Leverage Ratio” (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. As of September 30, 2024 and December 31, 2023, the Bank’s Community Bank Leverage Ratio was 13.37% and 12.68%, respectively.

Pursuant to an Individual Minimum Capital Requirement, the Bank has been directed by the OCC to maintain a Tier 1 Leverage capital ratio of 10% and a Total Risk-Based capital ratio of 13%. In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At September 30, 2024 and December 31, 2023, the Bank’s Tier 1 Leverage capital ratio was 13.37% and 12.68%, respectively and its Total Risk-Based capital ratio was 18.85% and 17.77%, respectively, and accordingly the Bank was in compliance with its Individual Minimum Capital Requirement and was considered well-capitalized.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2024. The Company has suspended its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 through July 31, 2024	—	$—	—	30,626
August 1 through August 31, 2024	—	—	—	30,626
September 1 through September 30, 2024	—	—	—	30,626
Total	—	$—	—	30,626

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

Item 5. Other Information

During the third quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 12, 2024	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2024	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)