Form 10-K
period 2024-12-31
LAKE SHORE BANCORP, INC.
filed 2025-03-14
CIK 1341318

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024 was $22,027,733 based on the per share closing price as of June 30, 2024 on the Nasdaq Global Market for the registrant’s common stock, which was $12.51.

There were 5,733,075 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 10, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders	III

PART I

Item 1. Business.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on Lake Shore Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available as of the date of this report. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, data loss or other security breaches, including a breach of our operational or security systems, policies or procedures, including cyber-attacks on us or on our third party vendors or service providers, economic conditions, the effect of changes in monetary and fiscal policy, inflation, unanticipated changes in our liquidity position, climate change, geopolitical conflicts, public health issues, increased unemployment, deterioration in the credit quality of the loan portfolio and/or the value of the collateral securing repayment of loans, reduction in the value of investment securities, the cost and ability to attract and retain key employees, regulatory or legal developments and changes, tax policy changes, and our ability to implement and execute our business plan and strategy and expand our operations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, as our financial performance could differ materially due to various risks or uncertainties. We do not undertake to publicly update or revise our forward-looking statements if future changes make it clear that any projected results expressed or implied therein will not be realized.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as a mid-tier, federally chartered savings and loan holding company for Lake Shore Savings Bank (“Lake Shore Savings” or the “Bank”). A majority of Lake Shore Bancorp’s issued and outstanding common stock (63.4% as of December 31, 2024) is held by Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, which serves as the parent company to Lake Shore Bancorp. The remaining shares of common stock are owned by public stockholders and Lake Shore Bancorp’s Employee Stock Ownership Plan (“ESOP”). Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”. Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Savings include Lake Shore Bancorp and Lake Shore Savings on a consolidated basis.

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

Market Area

Lake Shore Savings Bank is a community bank that offers a variety of banking products to serve the market areas surrounding our ten branch offices located within the Western New York region of New York State.

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties of Western New York. As of the most recent United States Census Bureau population census as of July 1, 2023, Erie and Chautauqua Counties had an estimated combined population of approximately 1.1 million. Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest metropolitan area in the State of New York by population. The market area includes several hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship. The area has several colleges and universities, community colleges and various vocational and technical schools. Western New York is home to professional sports franchises and an international airport. The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

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

The Erie County region and the City of Buffalo experienced strong economic expansion prior to the onset of the COVID-19 pandemic, including major growth in the health care and education sectors, and resurgence in the central business district, which has led to an influx of private investment in development of hotels and housing in the downtown sector. The Buffalo Niagara Medical Campus has grown significantly with the construction of a new children’s hospital, expansion of an existing cancer/research hospital and construction of a new medical school by the State University of New York at Buffalo. Development on the waterfront has centered on redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants. There has also been an increased interest in innovative start-up companies, driven by the investment of 43North, which holds an annual competition enhanced by significant funding to attract innovative start-up companies to relocate to Buffalo, NY. This type of economic development has had a positive impact on the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by this economic growth. Given the significant restructuring of the local economy that has occurred within the region over the past few decades, the regional economy is considered diversified with a housing market that remains strong and various commercial and housing development projects continue to move forward to address local demand. The lending opportunities in our market area remain dynamic and we believe that such activity will continue.

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

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. The most direct competition for deposits comes from commercial banks, savings banks, credit unions, and online banks. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. With our longstanding history in Chautauqua County, we had the third most, or 15.2% of the deposit market share of the county as of June 30, 2024, while our largest two competitors held 25.8% and 20.5%, respectively. Meanwhile, we continue our expansion in Erie County, where we held 0.5% of the deposit market share as of June 30, 2024, an increase from 0.4% in 2023, while the overall deposits at banks and savings institutions experienced a significant decrease during the same period.

Many of our competitors are larger and have greater financial resources than us. Some of our competitors are not subject to the same degree of regulation as that imposed on federal savings banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. Competition for deposits and the origination of loans may limit our growth and adversely impact our profitability in the future.

We expect competitive pressure to remain intense primarily due to technological advances and the continuing trend of consolidation in the financial services industry. Technological advances have lowered barriers to entry in our local market area by allowing banks to expand their geographic reach by providing services over the internet and have made it possible for non-depository institutions, including fintech companies, to offer products and services that have traditionally been provided by banks. We attempt to be competitive with all financial institutions in our service area with respect to interest rates paid on interest-bearing deposit products and interest rates charged on loans. We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of the local market area and our economy, local decision making, technological convenience via mobile and online banking and active participation and support of the communities we serve.

Lending Activities

General. Our principal lending activity is the origination of fixed rate and adjustable rate mortgage loans collateralized by commercial and residential real estate primarily located within our market area. We also originate commercial business loans, home equity loans and consumer loans. We retain the majority of loans that we originate. However, we may sell residential mortgage loans into the secondary market, with retention of servicing rights, in order to manage interest rate and liquidity risk when deemed appropriate. Additional efforts to manage interest rate risk include the origination of shorter-term, adjustable rate loans.

The loan portfolio composition table is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.

Loan Maturity. The following tables present the contractual maturity of our gross loans at December 31, 2024 and sets forth our fixed and adjustable rate loans at December 31, 2024, that are contractually due after December 31, 2025. The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate			Other Loans
	Residential, One- to Four-Family(1)	Home Equity	Commercial(2)	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$90	$382	$24,196	$4,659	$656	$29,983
After one year through five years	1,904	2,838	99,436	7,186	335	111,699
After five years through 15 years	33,724	24,939	197,352	3,883	—	259,898
Beyond 15 years	125,613	19,297	—	—	—	144,910
Total	$161,331	$47,456	$320,984	$15,728	$991	$546,490

Interest rate terms on amounts due after one year:
Fixed rate	$157,153	$5,795	$110,579	$8,321	$335	$282,183
Adjustable rate	4,088	41,279	186,209	2,748	—	234,324
Total	$161,241	$47,074	$296,788	$11,069	$335	$516,507

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The following table presents our gross loan originations, purchases, sales, and principal repayments for the years indicated. There were no sales of any loans in 2024 or 2023.

	For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$558,536	$576,709
Originations:
Real estate loans:
Residential, one- to four-family(1)	5,750	12,496
Home equity	7,236	13,470
Commercial (2)	34,850	26,400
Other loans:
Commercial	5,120	3,560
Consumer	364	410
Total originations	53,320	56,336
Deduct:
Principal repayments:
Real estate loans	58,925	67,359
Commercial and consumer loans	6,429	7,029
Total principal repayments	65,354	74,388
Transfers to foreclosed real estate	—	60
Loans charged off	12	61
Total deductions	65,366	74,509
Balance outstanding at end of year	$546,490	$558,536

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Commercial Real Estate Loans. We remained focused on originating commercial real estate loans and have assembled a strong team of loan officers to grow this portfolio. As such, our primary lending activity is the origination of commercial real estate loans to finance the purchase or construction of real property or to refinance real property. For the majority of our commercial real estate loan portfolio, the collateral is primarily located within our primary market area, Erie and Chautauqua Counties. At December 31, 2024, commercial real estate loans, which include construction loans, totaled $321.0 million and represented 58.7% of our total gross loan portfolio.

Commercial real estate loans that are collateralized by residential properties and multi-family apartment complexes made up 40.0% of the commercial real estate loan portfolio as of December 31, 2024 and totaled $128.3 million with a weighted average interest rate of 5.45%. Commercial real estate construction loans and commercial real estate loans secured by land totaled $21.8 million, or 6.7% of the commercial real estate portfolio, at December 31, 2024 with a weighted average interest rate of 7.85%. Non-residential, non owner-occupied commercial real estate loans amounted to $112.6 million, or 35.1% of our commercial real estate portfolio, while non-residential, owner-occupied commercial real estate loans amounted to $58.3 million, or 18.2% of our commercial real estate portfolio. These amounts can be further disaggregated into the following concentrations:

	At December 31, 2024
	Gross Loan Balance	% of Total Commercial Real Estate	Weighted Average Interest Rate
Non-Residential, Non Owner-Occupied:
Office	$39,813	12.4%	5.41%
Retail	28,101	8.8%	5.63%
Hotel/Motel	11,317	3.5%	7.07%
Self Storage	9,218	2.9%	5.11%
Warehouse	7,677	2.4%	5.82%
Other	16,493	5.1%	5.44%
Total Non-Residential, Non Owner-Occupied	$112,619	35.1%	5.63%

Non-Residential, Owner-Occupied
Office	$24,952	7.8%	6.16%
Warehouse	13,316	4.1%	5.34%
Restaurant	11,804	3.7%	6.87%
Other	8,253	2.6%	6.52%
Total Non-Residential, Owner-Occupied	$58,325	18.2%	6.18%

In underwriting commercial real estate loans, consideration is given to historic and expected net operating income generated by the real estate, the age and condition of the collateral, the financial resources and income level of the borrower and any guarantors, current and projected occupancy levels, location of the property, and the borrower’s business experience. Our commercial real estate loans are appraised by third party independent appraisers approved by the board of directors and reviewed by an independent firm prior to acceptance. Personal guarantees are typically obtained from commercial real estate borrowers.

We originate a variety of fixed and adjustable-rate commercial real estate loans generally for terms of 5 to 10 years and payments based on an amortization schedule of up to 25 years. Adjustable-rate loans are typically based on an index such as the prime rate or the FHLBNY advance rates with an added spread based on the type, size and risk of the loan. The rate is typically fixed for the first five years of the loan. Some adjustable-rate loans are subject to an interest rate floor. We typically lend up to a maximum loan-to-value ratio of 50% to 80% depending on the type and condition of the property being financed. Commercial real estate loans require a minimum debt service coverage ratio ranging from 1.15 to 1.50 depending on the type of property being financed and the strength of the personal guarantees of the owners. Fixed rate loans are typically subject to prepayment premiums if the loan is paid off within five years of origination and prior to the scheduled maturity.

At December 31, 2024, the average loan balance outstanding in the commercial real estate loan portfolio was $875,000 and the largest individual commercial real estate loan outstanding, net of participations sold, was a $10.6 million loan secured by multi-family real estate. This loan was performing in accordance with its original repayment terms at December 31, 2024.

Commercial real estate loans have larger balances and involve a greater degree of risk than one- to four-family residential loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on commercial real estate loans often depend on the successful operation and management of the properties or underlying businesses. As a result, repayment of such loans may be subject to a greater extent, than residential, one- to four-family real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on commercial real estate loans, we require borrowers and/or loan guarantors to provide annual financial statements on larger multi-family and commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net cash flow of the project, the borrower’s expertise, credit history and the value of the underlying property. In addition, we monitor the tenancy of the properties as to occupancy, lease rates, term of lease and tenant credit worthiness. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts. Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal statutes and regulations. We engage a third party to periodically conduct a credit review of the commercial real estate portfolio, including compliance with our underwriting standards and policy requirements. In addition, we engage a third party to perform property site inspections on an annual basis as required by our Commercial Loan Policy.

We originate commercial construction loans primarily to established local developers to finance the construction of commercial and multi-family properties. We provide construction loans to local developers for the construction of one-to four-family residential developments. We also originate renovation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner.

These loans typically have a construction period of up to 24 months or longer, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to the prime rate, plus a premium. A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursed funds must be made on a monthly basis during the construction period. At the end of the construction period, the loan typically converts to a commercial real estate mortgage.

Construction loans can be affected by economic conditions and the value of the underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction. The repayment of a construction loan is, to a large degree, dependent on the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower’s ability to repay the loan. We limit our risks during the construction period as disbursements are not made until the required work for each advance has been completed and a lien check has been performed.

One- to Four-Family Residential Mortgage Lending. At December 31, 2024, our one- to four-family residential loans (including residential construction loans) totaled $161.3 million and represented 29.5% of the total gross loan portfolio. Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys, or builders. The majority of residential loans originated are fixed rate loans (approximately 97.5% of the residential, one- to four-family portfolio at December 31, 2024); although we do offer adjustable rate loan products to our customers. We have historically retained the majority of residential mortgage loans that we originate.

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

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans that we originate generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $766,550 loan balance during 2024) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”). We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 100%, and up to 101% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product. Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.

During 2024, there were no one- to four-family residential mortgage loans sold to the secondary mortgage market. We may offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2024, residential, one- to four-family loans with balances in excess of the 2024 conforming loan limit totaled $4.7 million, or 3.5% of the one- to four-family residential mortgage portfolio. Jumbo loans carry greater risk than conforming loans as there are a limited number of potential buyers for this type of real estate which results in greater price volatility. As a result, these loan types are subject to more conservative underwriting requirements.

We originate one- to four-family mortgage loans on non-owner occupied properties that the borrower holds for investment purposes. These loans have a higher interest rate and shorter terms than loans for an owner-occupied property. The loans typically have a fixed interest rate, terms up to 25 years and a loan to value ratio up to 75%. As of December 31, 2024 these loans represented $18.4 million, or 11.4% of the one- to four-family residential mortgage portfolio.

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

We originate construction-to-permanent loans for the purpose of construction of primary and secondary residences. At December 31, 2024, there were no residential construction-to-permanent loans outstanding. We issue a commitment that has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum of twelve months and requires the borrower to make interest only payments at the rate stated in the loan agreement. The loan to value on construction-to-permanent loans cannot exceed 80.0% of the estimated completed value at the end of the project.

Construction lending generally involves a greater degree of risk as the repayment of the loan is dependent on the successful and timely completion of the project. Lake Shore Savings completes inspections during the construction phase prior to any disbursements, which limits our risk. Construction delays may impair the borrower’s ability to repay the loan.

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

Home Equity Loans and Lines of Credit. We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers. Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residences. At December 31, 2024, home equity loans and lines of credit totaled $47.5 million and represented 8.7% of the total gross loan portfolio. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 90% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit product has interest rates tied to the prime rate and generally has a 15 year draw period and a 15 year payback period. Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at the time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount. All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of the underlying property. Home equity loans may have increased risk of loss if we do not hold the first mortgage resulting in Lake Shore Savings Bank being in a secondary position in the event of collateral liquidation. At December 31, 2024, home equity loans and lines of credit where we do not hold the first mortgage represented 19.7% of the outstanding principal within our home equity loan portfolio.

During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

Commercial Business Loans. In addition to commercial real estate loans, we also engage in commercial business lending, (also known as C&I lending) primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, or other commercial loan. At December 31, 2024, commercial business loans totaled $15.7 million, or 2.9% of the total gross loan portfolio. Most of our commercial business loans have fixed interest rates and are for terms generally not in excess of five years, while commercial lines of credit have variable interest rates. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/operating entity, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on general business assets and a specific lien on the equipment being purchased and require personal guarantees from principals of the borrower. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

At December 31, 2024, our largest individual commercial business loan had an unpaid principal balance of $1.3 million and was secured by business equipment. At December 31, 2024, this loan was performing in accordance with its contractual terms.

Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence and accounts receivable which must be monitored. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower’s operation. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary form of repayment and may be insufficient to recover the outstanding balance of the loan. We engage a third party to conduct an annual credit review of the commercial business loan portfolio, including compliance with our underwriting standards and policy requirements.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans. At December 31, 2024, consumer loans totaled $1.0 million, or 0.2% of the total gross loan portfolio. Generally, the volume of consumer lending has declined as borrowers have opted for home equity lines of credit, which have lower interest rates. The largest component of our consumer loan portfolio are personal consumer loans and overdraft lines of credit. Our consumer loan portfolio also consists of vehicle loans, loans secured by certificates of deposit, secured and unsecured property improvement loans, and other secured loans.

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

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another financial institution. The financial institution is typically a community bank located in New York State and its lending team is known by our commercial lenders. This allows us to meet the needs of our customers and comply with our internal lending limits. In some instances, we may purchase participation interests in loans where we are not the lead lender. In both of these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2024, our sold participations in commercial real estate and commercial business loans totaled $19.5 million and $223,000, respectively, all of which were collateralized by properties or business assets within our primary market area in Western New York. We may also purchase commercial real estate loan or commercial business loan participations where we are not the lead lender in the future if deemed appropriate and at December 31, 2024, our purchased participations where we are not the lead lender in commercial real estate and commercial business loans totaled $6.4 million and $32,000, respectively. All of our loan participations are collateralized by properties or business assets within our primary market area and governed by a loan participation agreement.

Loan Approval Procedures and Authority. Our lending policies are approved annually by our Board of Directors. Branch managers have the authority to originate home equity or consumer loans up to amounts approved by the Board of Directors. Home equity loans and consumer loans secured by real estate in excess of $25,000 and all one- to four-family residential mortgage loans up to $766,550 require approval by the Internal Residential Loan Committee; loans between $766,550 and $1.0 million, require approval of the Internal Residential Loan Committee and designated bank officers or loan committee member. Any of the above-mentioned loans with non-standard terms such as high loan-to-value ratios will require additional approval levels up to and including approval by the Board of Directors. All non-commercial loans that are in excess of $1.0 million, require approval from the Loan Committee of the Board of Directors. Director loans require approval from the Board of Directors.

Commercial Loan Officers have the authority to originate commercial real estate and commercial business loans up to amounts approved by the Board of Directors. Commercial loans with total one obligor credit in excess of $100,000 and up to $1.5 million require the approval of two members of the Internal Commercial Loan Committee, one of which must be a designated member of executive management. Commercial loans with total one obligor credit in excess of $1.5 million require majority approval by the Board Loan Committee. Loans with exceptions require a higher approval level.

Current Lending Procedures. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all residential and commercial real estate loans and home equity loans, including loans made to refinance existing mortgage loans. Appraisals are performed by licensed third-party appraisal firms. An appraisal management firm, approved by the Board of Directors, has been engaged to handle all requests for appraisals on residential real estate loans. We require title insurance on all one- to four-family residential and commercial real estate loans and certain other loans. We also require property and casualty insurance on all real estate loans, and if applicable, we require borrowers to obtain flood insurance prior to closing. Based on loan-to-value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, property and casualty insurance, flood insurance, and private mortgage insurance premiums.

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

Collection Procedures. We have adopted a loan collection policy and procedures to maintain adequate control on the status of delinquent loans and to ensure compliance with the Fair Debt Collection Practices Act, the Dodd-Frank Act, the Consumer Protection Act, the New York State Real Property Actions and Proceedings Law, and other applicable regulatory guidelines. When a borrower fails to make required payments on a residential, home equity, commercial, or consumer loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.

Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

Non-performing Loans and Non-performing Assets. Loans are periodically reviewed for performance. Management individually evaluates loans when it is probable that at least a portion of the loan will not be collected in accordance with the original loan terms due to a deterioration in the financial condition of the borrower or in the value of the underlying collateral or when a loan is modified due to a borrower experiencing financial difficulty, dependent on the loan type. When a loan is determined to be individually evaluated, the measurement of the loan is based on the present value of the expected future cash flows, or the fair value of the collateral, if the loan is collateral-dependent. If the measurement value is less than the loan balance, the loss is recorded against the allowance for credit losses. Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by management indicates that the loan is in the process of collection and is either guaranteed or well secured. When management designates loans on which we stop accruing interest income as non-accrual loans, we reverse outstanding interest income that was previously credited. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the borrower has performed for a period of at least six months.

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

Loans modified due to borrowers experiencing financial difficulties occur when we grant borrowers loan modifications that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties. These concessions may include, but are not limited to, principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a loan modified due to a borrower experiencing financial difficulties to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. These loans are individually evaluated loans, dependent on loan type, and may result in specific reserves within the allowance for credit losses and subsequent charge-offs, if appropriate. We had no loan modifications with borrowers experiencing financial difficulty for the year ended December 31, 2024. We had two loan modifications with one borrower during 2023 in which a term extension concession was granted for the year ended December 31, 2023.

Refer to Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Part IV, Financial Statements, Note 2 and Note 5 elsewhere in this report for additional details on nonperforming and individually evaluated loans.

Classification of Loans. Federal regulations require us to regularly review and classify our loans. In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified. Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of our loan portfolio. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, we classify loans and other assets considered of lesser quality. Such ratings coincide with the “Substandard”, Doubtful”, and “Loss” classifications used by federal regulators in their examination of financial institutions. A “Substandard” classification indicates that a loan has one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A “Doubtful” classification has all the weaknesses of a “Substandard” classification with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Loans classified as “Loss” are considered uncollectible and continuance as an asset is no longer warranted.

Regulations also provide for a “special mention” category (i.e. criticized loans), described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify loans as either substandard or doubtful, consider that classification in our allowance for credit losses described below. When we classify problem loans as loss, we typically charge-off the outstanding loan balance against the allowance for credit losses reserve. Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulators, which can require that we establish additional loss allowances. For further discussion on how management determines when a loan should be classified, refer to Note 5 in the consolidated financial statements located elsewhere in this report.

Allowance for Credit Losses on Loans and Unfunded Commitments. On January 1, 2023, we adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses on loans and unfunded commitments is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio and commitments to extend credit. The process to determine expected credit losses utilizes analytic tools and judgment and is reviewed on a quarterly basis. We maintain the allowance through (credit) provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of the loan is unlikely, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.

Our evaluation of risk in maintaining the allowance for credit losses includes the review of all loans on which the collectability of principal may not be reasonably assured. We consider the following qualitative and environmental factors as part of this evaluation: historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and past, current, and future national and local economic conditions. There may be other factors that may warrant consideration in maintaining the allowance. Although we believe that we have established and maintained the allowance for credit losses to reflect losses inherent in our loan portfolio, based on our evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

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

Refer to Note 5 in the consolidated financial statements located elsewhere in this report for more information on our allowance for credit losses.

The following table presents our allocation of the allowance for credit losses by loan category and the percentage of gross loans in each category to total gross loans at the end of the years indicated. The allowance for credit losses allocated to each category is not necessarily indicative of inherent losses in any category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2024			2023
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$390	7.5%	29.5%	$532	8.2%	30.8%
Home equity	137	2.7%	8.7%	213	3.3%	9.3%
Commercial(2)	4,171	81.3%	58.7%	5,231	81.0%	56.8%
	4,698	91.5%	96.9%	5,976	92.5%	96.9%
Other loans:
Commercial	421	8.2%	2.9%	471	7.3%	3.0%
Consumer	14	0.3%	0.2%	16	0.2%	0.1%
	435	8.5%	3.1%	487	7.5%	3.1%
Balance at end of year	$5,133	100.0%	100.0%	$6,463	100.0%	100.0%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

For further discussion on how management evaluates its allowance for credit losses, refer to Note 5 in the consolidated financial statements located elsewhere in this report.

Investment Activities

General. The general objectives of the investment portfolio are to provide for the overall asset/liability management of Lake Shore Savings Bank. All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to provide collateral for pledging requirements on borrowings and deposit relationships, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit quality of our holdings. Our Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Asset-Liability Committee. The Board of Directors designates members of executive management with the authority to purchase and sell securities within established plans and guidelines. All transactions are reviewed by the Asset/Liability Committee.

In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity, and other factors. Federal savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed and asset-backed securities, collateralized-mortgage obligations, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

We have classified all of our investments in debt securities as “available for sale.” The debt securities are reported at fair value and unrealized gains and losses on debt securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government Agency bonds, and municipal bonds. Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”). The municipal securities we invest in are fixed-rate, investment grade bonds issued primarily by municipalities in New York State, have maturities of 20 years or less, and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

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

In assessing the credit quality of securities in our investment portfolio, we conduct a risk analysis, which includes a review of third party research and analytics. If this analysis indicates that an issuer of a security illustrates credit deterioration that would result in the existence of a potential credit related loss, we will consider it for classification.

Our determination as to the classification of our investments is subject to review by our regulators. We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations. Our review of our investment portfolio at December 31, 2024 resulted in two private-label asset-backed securities being classified, which is consistent with our position taken at December 31, 2023, as the issuer may not have an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that we would not receive the full and timely repayment of principal and interest as expected. These two securities had an amortized cost of $0 and an aggregate fair value of $31,000 at December 31, 2024.

We assessed whether we intended to or would be more likely than not required to sell our available-for-sale securities in an unrealized loss position before the recovery of its amortized cost basis and concluded that no securities met this criteria. Furthermore, we considered whether the decline in fair value related to credit factors and concluded that no allowance for credit losses on available-for-sale securities was required as of December 31, 2024 and December 31, 2023. During the years ended December 31, 2024 and 2023, we recaptured $6,000 and $7,000 respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the consolidated statements of income.

Bank Owned Life Insurance. We own several Bank Owned Life Insurance (“BOLI”) policies totaling $29.3 million and $29.4 million at December 31, 2024 and 2023, respectively. The purpose of these policies is to offset the costs of supplemental employee retirement benefit (“SERP”) plans contractually obligated to members of management and non-employee directors. Refer to Note 11 in the notes to the consolidated financial statements beginning on page F-1 of this report for more information on the SERP plans. The lives of certain key employees and non-employee directors are insured, and the Bank is the sole beneficiary and will receive any benefits upon the employee or non-employee’s death. The policies were purchased from various life insurance companies. The design of the plan allows the cash value of the policy to be designated as an asset of the Bank. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on a quarterly, semi-annual or annual basis. The growth of the value of the asset will be recorded in non-interest income on the consolidated statements of income. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

Bank owned life insurance is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by any collateral. We have worked closely with our advisor to select insurance companies and the bond ratings and financial condition of the underlying insurance companies are monitored on a quarterly basis. The failure of one of these insurance companies could result in a significant loss. Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not increase in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by our regulators. This asset is considered illiquid because, although we may terminate the policies and receive the original premium plus all earnings at any time, such an action would require the payment of federal income taxes on all earnings since inception.

Sources of Funds

General. Deposits are our primary source of funds for lending and other investment purposes. We may also borrow funds, primarily from the FHLBNY, to supplement the amount of funds available for lending and daily operations. In addition, we derive funds from loan and mortgage-backed securities principal repayments and prepayments and from interest and proceeds from the maturity and call of investment securities, along with cash flows from operations. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, pricing strategies, and economic conditions.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of Christmas Club and statement savings accounts), money market savings and checking accounts, interest-bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits, and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial savings, checking, and money market accounts designed for the small to medium-sized businesses operating in our market area.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. Our deposits are obtained from communities surrounding our branch offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We may also rely on brokers to obtain deposits for liquidity purposes. We are a participant in the IntraFi Network Deposits program. This program offers our depositors enhanced FDIC insurance coverage. On May 24, 2018, the

Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “EGRRCPA”) was signed into law and as a result reciprocal deposits obtained via the IntraFi Network Deposits program are generally not considered brokered deposits. At December 31, 2024 and 2023, we had $10.5 million and $12.9 million, respectively, of depositor funds placed in the IntraFi Network Deposits program. We had no brokered time deposits at December 31, 2024, while there were $16.0 million of brokered time deposits at December 31, 2023.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, the Fed Funds rate, our liquidity needs, and the rates charged on other sources of funds. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates to attract funds and to focus on the acquisition of lower cost core deposits as opportunities arise.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2024 and 2023.

	Period to maturity at December 31, 2024				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2024	2023
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$7,596	$2,310	$917	$185	$11,008	$20,785
0.50% to 0.99%	434	3,168	1,417	969	5,988	6,697
1.00% to 1.99%	3,714	—	7	—	3,721	6,691
2.00% to 2.99%	12,468	3	1	—	12,472	19,967
3.00% to 3.99%	23,070	11,044	2,964	853	37,931	12,275
4.00% to 4.99%	93,805	—	109	1,773	95,687	93,738
5.00% to 5.99%	40,867	—	—	—	40,867	60,661
Total	$181,954	$16,525	$5,415	$3,780	$207,674	$220,814

At December 31, 2024 and 2023, time deposits with remaining terms to maturity of less than one year amounted to $182.0 million and $150.5 million, respectively.

At December 31, 2024 and 2023, we had $77.5 million, or 13.5% of total deposits, and $75.7 million, or 12.8% of total deposits, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2024, we had $33.9 million in time deposits with balances of $250,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$12,894
Over three months through six months	10,774
Over six months to twelve months	5,049
Over twelve months	5,212
Total	$33,929

Borrowings. We maintain borrowing arrangements in the form of lines of credit through one depository institution. We may also obtain term borrowings from the FHLBNY. Our borrowings typically consist of long-term FHLBNY advances. At December 31, 2024 and December 31, 2023 we had $10.3 million and $35.3 million, respectively, of long-term debt from the FHLBNY.

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

Subsidiary Activities

Lake Shore Savings Bank is the only subsidiary of Lake Shore Bancorp. Lake Shore Savings Bank has no subsidiaries.

Employees and Human Capital Resources

Our core values of “Putting People First and Helping our Customers, Energizing our Employees, Respecting our Stockholders and Serving our Communities” begins with our employees and their well-being. As a community bank, our employees are integral to the establishment of personal relationships with each of our customers, and as such are critical to our success.

As of December 31, 2024, Lake Shore Savings Bank employed 93 full-time employees and 7 part-time employees. Lake Shore Savings employees are not represented by a collective bargaining unit. Management believes that it has good relations with our employees.

Management encourages and supports the growth and development of all our employees by providing internal and external educational opportunities. Employees have the opportunity to participate in instructor led classroom training, third party webinars, seminars, conferences, and local leadership training groups, in an effort to increase their knowledge. Whenever possible, we seek to fill open positions through internal promotions and transfers from within the organization.

As part of our efforts to attract and retain employees, as well as support their health and well-being, we provide, in addition to competitive salaries, a comprehensive benefit package that provides health, dental, life, disability and other ancillary insurance benefits, as well as a generous paid time off policy. In addition, through our 401(k), profit sharing, and ESOP programs, we facilitate the future financial well-being of our employees. Nearly all of our employees are stockholders in the Company through their participation in our Employee Stock Ownership Plan. Employee participation helps align employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. These benefits, when combined with incentive compensation and bonus programs, serve as rewards for performance and as retention vehicles.

Supervision and Regulation

General

Lake Shore Savings Bank, a federally chartered savings bank, is subject to regulation, examination, and supervision by the OCC, while Lake Shore Bancorp, Inc. and Lake Shore, MHC, which are federally chartered savings and loan holding companies, are subject to regulation, examination, and supervision by the Federal Reserve Board. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market interest rates. Lake Shore Savings Bank also is regulated, to a lesser extent, by the FDIC with respect to insurance of deposit accounts and the Federal Reserve Board, with respect to the payment of dividends and other matters. The regulation and supervision by these government agencies establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors. Lake Shore Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

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
•
Tier 2 capital is comprised of capital instruments and related surplus meeting specific requirements, and may include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital. Lake Shore Savings has exercised this one time opt-out election and does not include AOCI in its regulatory capital when applying the general rule.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the OCC that established a minimum community bank leverage ratio (tier 1 capital to average consolidated assets) of 9% for institutions under $10 billion in assets. An institution may elect to utilize the community bank leverage ratio in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized.

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

At December 31, 2024, Lake Shore Savings’ capital exceeded the minimum requirement of the community bank leverage ratio with a ratio of 13.83% and was considered to be well-capitalized.

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

At December 31, 2024, Lake Shore Savings met the criteria for being considered “well-capitalized.”

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

Loans to One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single borrower in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, Lake Shore Savings Bank was in compliance with the loans-to-one borrower limitations.

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

The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for violation of law. At December 31, 2024, Lake Shore Savings Bank opted to utilize the HOLA QTL test and satisfied the requirements of this test for the entire 12-month period.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. We seek to maintain a ratio of liquid assets not subject to pledge as a percentage of total liabilities of 10% or greater.

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

On October 24, 2023, the OCC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the Bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027. The new CRA regulations are subject to ongoing litigation with current enforcement of the new regulation currently enjoined.

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

At December 31, 2024, Lake Shore Savings is in compliance with Regulation O.

Cybersecurity. In addition to the provisions in the Gramm-Leach-Bliley Act relating to data security, the Company and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, federal regulatory statements regarding cybersecurity indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, the statements indicate that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.

The federal bank regulatory agencies require banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to, or on behalf of, which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

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

Insurance of Deposit Accounts. Lake Shore Savings Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor.

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

The FDIC has authority to increase insurance assessments or issue special assessments.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. As of December 31, 2024, do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

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

Federal Home Loan Bank System. Lake Shore Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Lake Shore Savings is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2024, Lake Shore Savings was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Lake Shore Savings are subject to state usury laws and federal laws concerning interest rates. The Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•
The TILA-RESPA Integrated Disclosure Rule, commonly known as the TRID rule. This rule amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to integrate several consumer disclosures for mortgage loans;
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
•
USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies, and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•
Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Waivers of Dividends by Lake Shore, MHC. Federal regulations require federally-chartered mutual holding companies to give the Federal Reserve Board notice before waiving the receipt of dividends, and provides that in the case of “grandfathered” mutual holding companies, like Lake Shore, MHC, the Federal Reserve Board “may not object” to a dividend waiver if the board of directors of the mutual holding company waiving dividends determines that the waiver: (i) would not be detrimental to the safe and sound operation of the subsidiary savings bank; and (ii) is consistent with the board’s fiduciary duties to members of the mutual holding company. To qualify as a grandfathered mutual holding company, a mutual holding company must have been formed, issued stock and waived dividends prior to December 1, 2009. Lake Shore, MHC qualifies as a grandfathered mutual holding company. Federal regulations further provide that the Federal Reserve Board may not consider waived dividends in determining an appropriate exchange ratio upon the conversion of a grandfathered mutual holding company to stock form. The Federal Reserve Board has issued an interim final rule that also requires, as a condition to waiving dividends, that each mutual holding company obtain the approval of a majority of the eligible votes of its members within 12 months prior to the declaration of the dividend being waived. On February 15, 2023, the Company announced the suspension of the payment of quarterly dividends. On April 2, 2024, members voted to approve Lake Shore, MHC’s ability to waive its right to receive dividends aggregating up to $0.72 per share that were declared by the Company in the 12 months subsequent to the approval of the dividend waiver. Following the approval of the Federal Reserve Board on April 25, 2024, the Company resumed the payment of quarterly cash dividends to its public stockholders and paid four quarterly cash dividends of $0.18 per share during 2024 and the first quarter of 2025. Lake Shore, MHC waived its right to all four dividend payments. On March 11, 2025, the Company suspended future dividend payments pending the completion of the Conversion Transaction (defined below). It is expected that Lake Shore, MHC will continue to waive future dividends, if the Company declares dividends to its stockholders in the future, except to the extent dividends are needed to fund Lake Shore, MHC’s continuing operations, subject to the ability of Lake Shore, MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain future member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of Lake Shore Savings to make capital distributions to Lake Shore Bancorp and the waiver of dividends by Lake Shore, MHC.”

Conversion of Lake Shore, MHC to Stock Form. Federal Reserve Board regulations permit Lake Shore, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). On January 27, 2024, the Board of Directors of Lake Shore, MHC, adopted a Plan of Conversion and Reorganization pursuant to which Lake Shore, MHC will undertake a "second step" conversion from the mutual holding company structure to the stock holding company structure. In connection with the second step conversion, the Bank is seeking regulatory approval to convert its charter to a New York-chartered commercial bank.

As a result of the proposed transaction, a new stock holding company for the Bank (the “New Bank Holding Company”), will succeed the Company, and will offer for sale shares of its common stock, representing Lake Shore, MHC’s ownership interest in the Company, to depositors of the Bank in a subscription offering and, if necessary, a community offering and/or a syndicated community offering. Eligible account holders of the Bank as of the close of business on December 31, 2023 have first priority non-transferable subscription rights to subscribe for shares of common stock of the New Bank Holding Company. The total number of shares of common stock of the New Bank Holding Company to be issued in the proposed stock offering will be based on the aggregate pro forma market value of the common stock of the New Bank Holding Company, as determined by an independent appraisal. In addition, each share of common stock of the Company owned by persons other than Lake Shore, MHC (the “minority shareholders”) will be converted into and become the right to receive a number of shares of common stock of the New Bank Holding Company pursuant to an exchange ratio established at the completion of the proposed transaction. The exchange ratio is designed to preserve in the New Bank Holding Company the same aggregate percentage ownership interest that the minority shareholders will have in the Company immediately before the completion of the proposed transaction, exclusive of the purchase of any additional shares of common stock of the New Bank Holding Company by minority shareholders in the stock offering and the effect of cash received in lieu of issuance of fractional shares of common stock of the New Bank Holding Company, and adjusted to reflect certain assets held by Lake Shore, MHC.

The proposed transaction is expected to be completed in the third quarter of 2025, subject to regulatory approval, approval by the members of Lake Shore, MHC (i.e., depositors of the Bank), and approval by the shareholders of the Company, including by a separate vote of approval by the Company’s minority shareholders. Detailed information regarding the proposed transaction, including the stock offering, will be sent to shareholders of the Company and members of Lake Shore, MHC following regulatory approval.

Liquidation Rights. Each depositor of the Bank has both a deposit account and a pro rata ownership interest in the net worth of Lake Shore, MHC based upon the deposit balance in his or her account. This ownership interest is tied to the depositor’s account and has no tangible market value separate from the deposit account. This interest may only be realized in the unlikely event of a complete liquidation of Lake Shore Savings. Any depositor who opens a deposit account obtains a pro rata ownership interest in Lake Shore, MHC without any additional payment beyond the amount of the deposit. A depositor who reduces or closes his or her account (including reductions to pay for shares of common stock in the stock offering) receives a portion or all, respectively, of the balance in the deposit account but nothing for his or her ownership interest in the net worth of Lake Shore, MHC, which is lost to the extent that the balance in the account is reduced or closed.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of Lake Shore Bancorp, Inc. are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to its auditors and the audit committee of the Board of Directors about internal control over financial reporting; and they have included information in the quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. Lake Shore Bancorp, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following risk factors described below as well as all other information included in this Annual Report on Form 10-K. The risks listed here may not be the only risks we face. Additional risks that are not presently known, or that we presently deem immaterial, could also have a material effect on our financial condition, results of operations, business and prospects. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Lending Activities

We have a substantial amount of commercial real estate and commercial business loans, and we intend to continue to increase our originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations. As of December 31, 2024, commercial real estate (including commercial construction) and commercial business loans comprised in the aggregate 61.6% of our total gross loan portfolio. These types of loans may expose a lender to greater credit risk than residential loans secured by one- to four-family real estate because the historical losses have been higher for commercial loans. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential loans for the following reasons:

•
Commercial Real Estate Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
•
Commercial Business Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

A deterioration in economic conditions in our market areas could affect the performance of our commercial loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our commercial loan portfolio, if business owners or consumers are not able to make loan payments. If there was a downturn in the real estate market or our national or local economy, due to inflation, changes in interest rates or monetary policy, increased unemployment or other reasons, then this could adversely affect the value of the properties securing the loans or revenues from our borrowers’ businesses thereby increasing the risk of non-performing loans. Because commercial loans generally have a higher loan balance in comparison to residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral, which could cause us to increase our provision for credit losses and also adversely affect our operating results and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability. At December 31, 2024, approximately $529.7 million, or 96.7%, of our total gross loan portfolio was classified as real estate loans. Most of the real estate securing these loans is located in our primary lending market, Erie and Chautauqua Counties in Western New York. Future declines in the real estate values in Erie and Chautauqua Counties and surrounding markets as a result of an economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction, commercial business and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•
demand for our products and services may decrease;
•
loan delinquencies, problem assets and foreclosures may increase;
•
collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•
the value of our securities portfolio may decrease; and
•
the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our non-residential, non-owner-occupied real estate loans may expose us to increased credit risk. At December 31, 2024, $112.6 million, or 35.1% of our total gross commercial real estate loan portfolio, consisted of loans secured by non-residential, non-owner-occupied real estate properties. At December 31, 2024, all of our non-residential, non-owner-occupied real estate loans were performing in accordance with their repayment terms. Loans secured by non-residential, non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by non-residential, owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-residential, non-owner-occupied properties is often below that of owner-occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-residential, non-owner-occupied real estate loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a non-residential, owner-occupied or residential one- to four-family mortgage loan.

Our historical emphasis on residential mortgage loans exposes us to lending risks. As of December 31, 2024, $161.3 million, or 29.5% of our total gross loan portfolio, was secured by residential, one- to four-family real estate loans and we intend to continue to make loans of this type. Residential, one- to four-family mortgage lending is generally sensitive to regional and local economic conditions that can significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential, one- to four-family mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Material additions to our allowance for credit losses on loans, unfunded commitments, or the investment portfolio also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for credit losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for credit losses on loans. We rely on underlying credit ratings of our investment portfolio, as well as other economic characteristics, to determine if a credit loss exists within our investment portfolio and whether an allowance for credit losses on investments is required. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan, unfunded commitment, and investment portfolios, resulting in additions to our allowance for credit losses. Our increased focus on commercial loan originations has been one of the more significant factors we have taken into account in evaluating our allowance for credit losses and provision for credit losses. If we were to further increase the amount of commercial loans in our portfolio, we may decide to make increased provisions for credit losses. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

We have extended off-balance sheet commitments to borrowers which expose us to credit and interest rate risk. We enter into off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers.

These off-balance sheet arrangements include commitments to grant loans, unfunded commitments to fund loans and lines of credit, and commercial and standby letters of credit which would impact our liquidity and capital resources to the extent customers accept or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Risks Related To Our Business

Low demand for real estate loans may lower our profitability. Making loans secured by real estate, including residential, one- to four-family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. As interest rates rise, loan demand may slow down, and deposit expenses may increase, which could lower our net interest income and profitability.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our growth and future success will depend in large part upon the skills of our management team led by President and CEO, Kim C. Liddell, Executive Vice President Commercial Division, Jeff Werdein and Chief Financial Officer and Treasurer, Taylor Gilden. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment and retentions agreement with Messrs. Liddell, Werdein, and Gilden, that contain a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses. Our risk management framework is designed to minimize risk and loss to us and our customers. We seek to identify, measure, monitor, report and control our exposure to risk, including credit, interest rate, liquidity, price, operations, compliance, strategic, and reputation risks. We additionally segregate and assess information technology and human resource risks due to their complexity and over-arching risk profiles. While we deploy a diverse set of risk monitoring and mitigation techniques, including internal management and third-party engagement in risk processes; risk identification and mitigation processes are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

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

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues. Our business strategy primarily focuses on loan growth, funded by deposits. Achieving such growth may require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the level of competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached. Furthermore, there can be considerable costs involved in opening branches or loan production offices and expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of new branches or loan production offices.

Acquisitions may disrupt our business and dilute stockholder value. We continually evaluate merger and acquisition opportunities of other financial institutions. As a result, negotiations may take place and future mergers or acquisitions with consideration consistent of cash and/or equity securities may occur. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services. Acquired other banks or businesses may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•
Payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;
•
Potential exposure to unknown or contingent liabilities of the target company, as well as potential asset quality problems of the target company;
•
Potential volatility in reported income associated with goodwill impairment losses;
•
Difficulty and expense of integrating the operations and personnel of the target company;
•
Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of acquisition;
•
Potential disruption to our business and diversion of our management’s time and attention;
•
The possible loss of key employees and customers of the target company; and
•
Potential changes in banking or tax laws or regulations that may affect the target company.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Our most direct competition for savings deposits has come from commercial banks, credit unions, savings banks and online banks. Competition has increased in our market areas as a result of new entrants to the Erie County market area. We face additional competition for depositors from non-depository competitors such as the mutual fund industry, securities and brokerage firms, insurance companies, and the U.S. Department of the Treasury. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. Competition for loan originations and deposits may limit our future growth and earnings prospects. Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability will depend upon our continued ability to compete successfully in our market areas.

Our asset size may make it more difficult for us to compete. Our asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from non-traditional banking activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Interest Rates and Liquidity

Changes in interest rates could adversely affect our results of operations and financial condition. Our results of operations and financial condition are significantly affected by changes in interest rates. We derive our income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market interest rates change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

From an interest rate risk perspective, we have generally been liability sensitive, which indicates that our liabilities generally re-price faster than assets. Our earnings have been adversely impacted by an increase in interest rates which occurred in 2022 and 2023 and remained elevated in 2024, because the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that did not re-price as long-term interest rates increase. If rates continue to rise, we would expect loan applications to decrease, prepayment speeds to slow down and the interest rate on our loan portfolio to remain static. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense. A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. The impact on earnings is more adverse when the slope of the yield curve flattens or inverts, i.e. when short-term interest rates increase more than corresponding changes in long-term rates or when long-term rates decrease more than corresponding changes in short-term rates.

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

In a decreasing interest rate environment, our earnings may increase or decrease. If long-term interest-earning assets do not re-price and interest rates on short-term deposits begin to decrease, earnings may rise. However, low interest rates on loan products may result in an increase in prepayments as borrowers would be incented to refinance their loans. If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced. Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those products. The net effect of these circumstances is reduced net interest income and possibly net interest rate spread.

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate and fund loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch network. Our core deposits, which is defined as our deposits other than certificates of deposit greater than $250,000 and brokered certificates of deposit, represented 94.1% of total deposits at December 31, 2024. Additional available unused sources of liquidity include borrowings from the Federal Reserve of New York discount window, FHLBNY borrowings, brokered deposits, and a line of credit with a correspondent bank. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled a fair value of $51.8 million at December 31, 2024. The availability of our line of credit with our correspondent bank may also be reduced or eliminated. Lastly, on February 27, 2025, the Federal Reserve Bank approved the Bank's application for uncollateralized intraday credit with an effective date of March 6, 2025. With this uncollateralized intraday credit, certain transactions will not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

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

Adverse developments affecting the financial services industry, such as bank failures or concerns involving liquidity, may have a material effect on our operations. Events relating to the failures of certain banking entities in March 2023, i.e. Silicon Valley Bank and Signature Bank, have caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Uncertainty may be compounded by the reach and depth of media attention, including social media, and its ability to disseminate concerns or rumors about any events of these kinds or other similar risks, and have in the past and may in the future lead to market-wide liquidity problems. These failures underscore the importance of maintaining diversified sources of funding as key measures to ensure the safety and soundness of a financial institution. As a result, market conditions and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. The current interest rate environment has increased competition for liquidity and the premium at which liquidity is available to meet funding needs.

Risks Related to Economic Conditions

High inflation levels could adversely impact our business and results of operations. The national economy continues to experience elevated levels of inflation. As of December 31, 2024, the year over year consumer price index (“CPI”) increase was 2.9% primarily driven by increases in food, transportation, and shelter prices. High inflation, if sustained, could have an adverse effect on our business. The movement in interest rates in response to elevated levels of inflation has decreased the value of our securities portfolio since 2021, resulting in an increase in unrealized losses recorded in accumulated other comprehensive loss on the stockholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

Changes in the Federal Reserve Board’s monetary or fiscal policies could adversely affect our results of operations and financial condition. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve Board’s actions affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence on other monetary and fiscal policies. The monetary policies of the Federal Reserve Board may be affected by certain policy initiatives of the new Administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the Federal Reserve Board may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the new Administration’s policy changes and their impact on the policies of the Federal Reserve Board, as well as our business and financial results, are uncertain at this time.

Risks Related to Operations

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches. The computer systems and network infrastructure we use could be vulnerable to hardware, software, and cybersecurity issues. Our operations are dependent on our ability to protect our computer equipment from fire, power loss, telecommunications failure or other similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third parties, unknown third parties or through cyber-attacks. The risk of a breach can exist whether information systems and services are in our hosted data centers or in our third party's data centers, including cloud-based computing services. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Breaches have occurred, and may occur again, in our systems and in the systems of our third party vendors. The risks of cyber-threats continue to evolve and are substantially escalating, and we may be required to expend significant additional resources to continue to modify or enhance our protection measures to mitigate information security vulnerabilities or incidents. Cybersecurity, and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage, remains a priority. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows.

We rely on third party vendors, which could expose us to and have exposed us to additional cybersecurity risks. Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Accordingly, our operations are exposed to the risks that these vendors will not perform in accordance with our contractual agreements with them, or if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

We continually encounter technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. Furthermore, new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers and we may not be able to effectively deploy new technologies such as Artificial Intelligence to improve our operational efficiency. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on us.

We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations. As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations. Lake Shore Savings Bank, Lake Shore Bancorp and Lake Shore, MHC are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding companies may engage and are intended primarily for the protection of federal deposit insurance funds and the depositors and borrowers of Lake Shore Savings Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. Lake Shore Savings Bank and Lake Shore Bancorp, Inc. were all subject to enforcement actions with their regulators which were all lifted in late 2024 and 2025. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations, and our interpretation of those changes.

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

We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the United States Department of Justice, and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including paying damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

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

The Federal Reserve Board may require us to commit capital resources to support Lake Shore Savings Bank, and we may not have sufficient access to such capital resources. Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by Lake Shore Bancorp to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.

We qualify as a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors. We are a smaller reporting company, and, for as long as we continue to qualify as a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and two years of audited financial statements in our annual report instead of three years. As long as we are a smaller reporting company that is also not an accelerated filer, we will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm review and attest as to the effectiveness of our internal control over financial reporting. In addition, as a non-accelerated filer, we will have longer deadlines to file our periodic reports with the Securities and Exchange Commission.

We would remain a smaller reporting company and a non-accelerated filer for so long as our voting and non-voting equity held by non-affiliates (“public float”) is less than $250 million or our annual revenues are less than $100 million and our public float is less than $700 million. Public float is determined each year as of the end of a company’s second fiscal quarter applicable at the end of the fiscal year involved.

As a result of our smaller reporting company status and non-accelerated filer status, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Other Risks Related to Our Business

We are a community bank and our ability to maintain our reputation, which is critical to the success of our business, may materially adversely affect our performance. We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Lake Shore Savings Bank and Lake Shore Bancorp, Inc. were all subject to enforcement actions with their regulators which were all lifted in late 2024 and 2025. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

Legal and regulatory proceedings and related matters could adversely affect us. We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business. Weather-related events have adversely impacted our market area in recent years, especially areas located near flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including wars in Russia and Ukraine, and the Middle East, terrorism or other geopolitical events.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), requires us to evaluate our internal control over financial reporting and provide an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. We have established a process to document and evaluate its internal controls over financial reporting in order to satisfy the Sarbanes-Oxley Act and related regulations, which require management consideration of our internal controls over financial reporting on an annual basis. In this regard, management has dedicated internal resources and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) maintain a continuous internal reporting and improvement process for internal control over financial reporting. Our management and Audit Committee have made compliance with Section 404 a high priority. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement appropriate new or improved controls in response to changes in financial processes or reporting, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to correct any significant deficiencies in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could harm our business and the trading price of our stock

Public stockholders do not exercise voting control over us. A majority of our voting stock is owned by Lake Shore, MHC. Lake Shore, MHC is controlled by its Board of Directors, which consist of those persons who are members of the Board of Directors of Lake Shore Bancorp and Lake Shore Savings Bank. Lake Shore, MHC will determine the outcome of the election of the Board of Directors of Lake Shore Bancorp, and, as a general matter, controls the outcome of most matters presented to the stockholders of Lake Shore Bancorp for resolution by vote. Consequently, Lake Shore, MHC, acting through its Board of Directors, is able to control the business and operations of Lake Shore Bancorp and may be able to prevent any challenge to the ownership or control of Lake Shore Bancorp by stockholders other than Lake Shore, MHC. There is no assurance that Lake Shore, MHC will not take actions that the public stockholders believe are against their interests.

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small, averaging less than 3,000 shares per day during 2024. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company recognizes that the security of our operations is critical to protecting our customers and maintaining the reputation of the Company. Management is committed to managing Information Security ("IS") risk, which includes cybersecurity, that may impact the Company. The Enterprise Risk Committee ("ERC") of the Board of Directors provides oversight of the Company’s written Information Security Management and Information Technology Governance Programs (the "Programs"). Through the Programs, the Company has established polices, processes, controls, and systems designed to identify, assess, measure, manage, monitor, and report risks related to cybersecurity and help prevent or limit the effect of possible cybersecurity threats and attacks. As cybersecurity threats continue to evolve, the Company expects to continue to monitor and enhance the current controls and systems in place to detect and prevent cybersecurity attacks and to remediate discovered vulnerabilities.

The Company’s Information Security Officer (“ISO”) is responsible for the design and execution of the Information Security Management Program and the information and cyber security aspects of the Information Technology Governance Program. The ISO works in concert with members of the Information Technology (“IT”) Department, including the Bank’s Chief Information Officer (“CIO”), to ensure the execution of the Programs. The aforementioned individuals meet with management on a monthly basis through an IT Steering Committee in which management assesses IS and IT risk.

Additionally, the ISO provides the ERC with regular reports on the status and effectiveness of the Programs and risk management activities, as well as cyber and IS issues that may affect the Company.

The ISO has served various roles involving anti-money laundering, law enforcement, security, and information technology for over 7 years. The ISO holds an undergraduate degree in Legal Studies and master's degree in Criminal Justice and Criminology. The ISO reports to the Chief Financial Officer ("CFO") as well as the Chairperson of the ERC. The CIO has served various roles in audit, information risk, information technology, and information security in multiple industries for over 12 years. The CIO holds an undergraduate degree in Management Information Systems and has attained the ISACA Certification in Certified Information Systems Auditor ("CISA"). The CIO reports to the Chief Executive Officer ("CEO").

The Company utilizes the following guidelines and frameworks to develop and maintain the Information Security Management Program: Federal Financial Institutions Examination Council ("FFIEC") Information IT Examination Handbooks, FFIEC Cybersecurity Assessment Tool ("CAT"), Center for Internet Security Critical Security Controls, National Institute of Standards and Technology Special Publication 800 Series, National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"), 12 CFR Appendix B to Part 30 - Interagency Guidelines Establishing Standards for Safety and Soundness Gramm-Leach-Bliley Act ("GLBA") 501(b).

The Information Security Management Program features layered controls of network and endpoint intrusion detection and prevention, enterprise malware protection, threat-monitoring, and a Security Operations Center that provides full time support and additional operational measures to monitor and respond to data breaches and cyberattacks. The Company leverages regular assessments to identify current and potential threats and vulnerabilities within the Company’s environment. Technical vulnerabilities are identified through regular automated vulnerability scans and periodic vulnerability and penetration testing performed by independent third parties. Non-technical vulnerabilities are identified through the IT and IS Assurance Program by conducting regular process and procedural reviews as well as risk assessments. The Company uses the FFIEC CAT and NIST CSF to help identify cybersecurity risks and determine our cybersecurity preparedness. The Company’s information security and cybersecurity risk appetite statements define the levels of risk the Company is willing to accept and guide the risk management decisions of the Company. The risk appetite statements are approved by the Board of Directors annually.

The Company has an Incident Response Plan to help reduce the risks related to security incidents by providing guidelines on responding to incidents; focusing on a roadmap for coordinating personnel, policies, and procedures to ensure incidents are detected, analyzed, and handled appropriately.

The Company also recognizes the risks associated with the use of third party providers and maintains a Third Party Management Program that is responsible for the oversight of outsourced services. This enables the Company to identify risks related to third parties through an inherent risk assessment and a due diligence review process designed to ensure third parties are in compliance with the Company’s risk and information security expectations.

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

For the year ended December 31, 2024, the Company has not identified any specific risk from a cybersecurity threat that has materially affected, or is reasonable likely to affect, the Company’s business strategy, results of operation, or financial condition, other than those described in Item 1A. Risk Factors - Risks Related to Operations.

Item 2. Properties.

We conduct our business through our corporate headquarters, administrative offices, and ten branch offices. At December 31, 2024, the net book value of our buildings and premises was $6.6 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $608,000. For more information, see Note 6 and Note 9 in the notes to our audited consolidated financial statements beginning on page F -1 of this report.

	Leased or	Original
Location	Owned	Date Acquired
Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned/Leased(1)	1926
30 East Main Street
Fredonia, NY 14063	Owned	1996
1 Green Avenue, WE
Jamestown, NY 14701	Owned/Leased(2)	1996
106 East Main Street
Westfield, NY 14787	Owned	1998
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003
3111 Union Road
Orchard Park, NY 14127	Owned	2003
59 Main Street
Hamburg, NY 14075	Leased(3)	2005
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008
570 Dick Road
Depew, NY 14043	Leased(4)	2009
4950 Main Street
Snyder, NY 14226	Owned	2012
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995
123 East Fourth Street
Dunkirk, NY 14048	Owned	2001
115 East Fourth Street
Jamestown, NY 14701	Owned	1997

(1)
The building is owned. Additional parking lot is leased on a month-to-month basis.
(2)
The building is owned. The land is leased. The lease expires in 2030, and has two, five-year extension terms that can be executed at our option.
(3)
The lease expires in 2028 and has two, five-year extension terms that can be executed at our option.
(4)
The lease expires in 2029.

Item 3. Legal Proceedings.

At December 31, 2024, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.

On February 15, 2023, the Company announced the suspension of the payment of quarterly dividends to its stockholders for the preservation of capital to support the Bank while the Bank began operating under a consent order with the OCC and the Company began operating pursuant to a written agreement with the Federal Reserve Bank of Philadelphia (the "Reserve Bank"). Following the approval of the Reserve Bank on April 25, 2024, the Company resumed the payment of quarterly cash dividends to its public stockholders and paid four quarterly cash dividends of $0.18 per share during 2024 and the first quarter of 2025. Lake Shore, MHC waived its right to all four dividend payments. On March 11, 2025, the Company suspended the payment of dividends pending the completion of the Conversion Transaction. The Board of Directors evaluates the payment of dividends and makes a dividend payment decision based on its review of certain factors such as our earnings, financial condition, capital requirements, regulatory limitations on the payment of dividends, and other relevant factors. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Refer to Part I, Item 1. “Business – Supervision and Regulation - Federal Banking Regulations - Capital Distributions”, “Business – Supervision and Regulation - Holding Company Regulation - Source of Strength and Waivers of Dividends by Lake Shore, MHC” and Part I, Item 1a. “Risk Factors – Risks Related to Regulatory Compliance” above for information on the current and possible future restriction of dividend payments and MHC dividend waivers.

As of February 26, 2025, there were 642 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2024. The Company has suspended its stock repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

October 1 through October 31, 2024	—	$—	—	30,626
November 1 through November 30, 2024	83	$13.75	—	30,626
December 1 through December 31, 2024	83	$13.46	—	30,626
Total	166	$13.61	—	30,626

(1)
Shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting.
(2)
On August 13, 2021, the Board of Directors of the Company adopted a new stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to an aggregate of 106,327 shares, or approximately 5% of its outstanding shares, excluding the shares held by Lake Shore, MHC. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase plan does not have an expiration date and superseded all prior stock repurchase programs.

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

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies, as well as regulatory actions, may materially impact our financial performance.

Recent Events

On January 27, 2025, the Boards of Directors of Lake Shore, MHC, Lake Shore Bancorp and Lake Shore Savings adopted a Plan of Conversion and Reorganization ("the Plan") pursuant to which Lake Shore, MHC will undertake a "second-step" conversion and Lake Shore Savings Bank, the wholly-owned subsidiary of Lake Shore Bancorp, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. Following the conversion and reorganization, Lake Shore, MHC will cease to exist and a newly-chartered stock holding company (the "New Bank Holding Company") will succeed to Lake Shore Bancorp as the stock holding company of Lake Shore Savings Bank. In connection with the second step conversion, Lake Shore Savings Bank is seeking regulatory approval to convert its charter to a New York-chartered commercial bank. Lake Shore, MHC currently owns approximately 63.4% of the outstanding shares of common stock of Lake Shore Bancorp. The proposed transaction is expected to be completed in the third quarter of 2025, subject to regulatory approval, approval by the members of Lake Shore, MHC (i.e., depositors of the Bank), and approval by the stockholders of the Company, including by a separate vote of approval by the Company's minority stockholders. On March 11, 2025, the Company suspended the payment of dividends pending the completion of the second-step conversion.

Business Strategy

In April 2023, Kim C. Liddell was appointed President and Chief Executive Officer of Lake Shore Savings Bank and its holding companies, Lake Shore Bancorp and Lake Shore, MHC, in order to lead a new management team to expeditiously resolve the Consent Order which Lake Shore Savings Bank entered into with the OCC in February 2023, as well as position the Bank for future market opportunities. The Consent Order required Lake Shore Savings Bank to correct certain deficiencies relating to information technology, security, automated clearing house program, audit, management and BSA/AML. In addition, Lake Shore Bancorp and Lake Shore, MHC entered into a written agreement with the Federal Reserve Bank of Philadelphia in June 2023 to support the remediation activities at Lake Shore Savings Bank. As a result of the new management team’s efforts, the Consent Order was terminated by the OCC on December 3, 2024 followed by the termination of the written agreement with the Federal Reserve Bank of Philadelphia on March 4, 2025. With the resolution of the Consent Order and the written agreement, we can focus on our core strategy of positioning ourselves as a leading community bank, locally headquartered in Western New York, with more than 133 years of service to our community. We strive to accomplish our goals by continuing to emphasize our exceptional individualized customer service and financial strength, continued community involvement, strong capital levels, multi-channel banking services, and penetration in our market areas via organic growth of loans and deposits. Highlights of our current business strategy include the following:

Provide high-quality, personalized service as a leading community bank to our local and loyal customers. We currently operate ten full-service branch offices throughout Western New York, where our branch teams initiate and develop both consumer and commercial customer relationships in and around the surrounding market areas. We offer concierge banking services, together with our online and mobile customer conveniences, creating a truly individualized approach for customers to manage their finances whenever, wherever and however they wish. As a true local bank, we pride ourselves on offering competitive products delivered with the individualized service our customers have come to expect. Our experienced team of commercial bankers can meet the needs of nearly any type of business through a variety of checking and credit products, and banking services. The retail banking team located in our branch offices focuses on meeting the deposit and lending needs of consumer customers throughout various life stages as well as small business customers.

From local decision-making, responding quickly and efficiently to customer needs, and utilizing technology to level the playing field with our competitors, we are committed to developing long-term relationships with our customers. Staying true to our local roots and mission of “Putting People First” continues to uniquely position us as a bank of choice in Western New York.

Grow our loan portfolio with an emphasis on commercial lending while maintaining our historical residential mortgage program. We have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate, particularly due to the interest rate risk inherent in holding long-term, fixed rate, residential, one- to four-family real estate loans in our portfolio. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which mitigates interest rate risk. At December 31, 2024 and 2023, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) represented the largest holdings in our loan portfolio at 58.7% and 56.8%, respectively, of total gross loans. At December 31, 2024, the Bank's commercial real estate portfolio as a percentage of its total capital as defined under the federal interagency guidance was 239%.

At December 31, 2024 and 2023, residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes) represented the second largest holding in our loan portfolio at 29.5% and 30.8%, respectively, of total gross loans. Residential mortgage lending has historically been a significant part of our business, and we recognize that continuing to originate residential one- to four-family mortgage loans is essential to our status as a community-oriented bank. We may sell long-term conforming fixed rate one- to four-family residential loans that we originate on the secondary market, as part of our interest rate and liquidity risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. We did not sell any one- to four-family residential loans in the secondary market during the years ended December 31, 2024 or 2023.

Manage credit risk to maintain a low level of non-performing assets. We remain committed to maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We have established an experienced commercial credit and lending team and we have implemented well-defined policies, a thorough and efficient loan underwriting process, and active credit monitoring. Furthermore, management and our Board of Directors review robust loan portfolio analytics on a monthly basis to identify trends that could represent heightened credit risk for the organization. As a result of our continued focus on credit risk management, we had non-performing assets of $3.8 million, or 0.55% of total assets, at December 31, 2024. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel.

Increase our share of lower-cost core deposit growth. As a community-based bank, we are focused on growing core deposits within our local communities. As interest rates increased in recent years, customers migrated to higher cost certificates of deposit and we have made a concerted effort in recent periods to begin to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. We also continue to enhance our technology-based deposit products such as remote deposit capture, commercial cash management, and mobile deposits in order to accommodate business customers. Our core deposits (which is defined as our deposits other than certificates of deposit with a balance greater than $250,000 and brokered certificates of deposit), represented 94.1% of total deposits at December 31, 2024. Following our conversion to a New York-chartered commercial bank, we will be able to attract and accept municipal deposits which we believe can further enhance core deposits. We intend to continue our focus on core deposit growth by offering our retail and commercial customers a full selection of deposit-related services, and making further investments in technology so that we can enhance our value proposition and deliver high-quality, innovative products and services to our customers.

Pursue opportunistic mergers and acquisitions. In addition to organic growth, we intend to pursue opportunities to acquire banks that offer opportunities for strong financial returns. We recognize the importance of scale and technological innovation in banking. Our primary focus will be on franchises that have strong core deposit and lending relationships, new product capabilities and contiguous market footprints, while maintaining an acceptable risk profile. In addition, we believe that the accelerated rate of consolidation in the banking industry will continue over the next several years providing us with the ability to prudently evaluate and acquire other financial institutions. However, we currently have no understandings or agreements with respect to acquiring any specific financial institution.

Utilize technology to adapt to evolving customer needs. As the banking industry continues to rapidly evolve in terms of technological conveniences, we remain proactive in our efforts to provide e-banking services that our customers expect. We are committed to making investments in technology to make our organization more efficient and to meet customer needs. To this end, we have enhanced the security, monitoring, and updating of our customer systems via the deployment of a cloud-based computing system, in addition to the supporting hardware and software. During 2025, we continue to leverage the use of our core banking system to efficiently serve our customers and provide them with cutting-edge banking services for their convenience.

Leverage management expertise. We intend to rely on management’s extensive experience to execute our business strategy. Our new management team, led by Mr. Liddell, has a track record of profitably, growing financial institutions and creating value and providing liquidity for stockholders. With the enhancements to our management team over the last two years, we have positioned ourselves to capitalize on market opportunities and enhance our profitability.

Attract and retain key talent. Key to our strategy is our ability to attract and retain exceptional talent. As a community-based bank, we are focused on recruiting experienced lenders with knowledge of our markets who have either been displaced or are dissatisfied due to consolidation. We will seek to attract lenders with local relationships that can have a near-term impact on growing our loan portfolio.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. As a result, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available at that time. Critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the years presented. Actual results could be different from these estimates. We evaluate our critical accounting estimates and assumptions on an ongoing basis and update them as needed. Our significant accounting policies are presented in Note 2 - Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included within Part II. Item 8. of this Annual Report on Form 10-K for the year ended December 31, 2024.

Allowance for Credit Losses

Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to our portfolios of assets exhibiting credit risk, particularly in our loan portfolio, and the material effect that such judgments can have on our results of operations. Determining the amount requires significant judgment on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. As of December 31, 2024 and December 31, 2023, the allowance for credit losses on loans totaled $5.1 million and $6.5 million, respectively. Due to the nature and composition of our lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of December 31, 2024 and December 31, 2023, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $4.2 million, or 81.3%, and $5.2 million, or 81.0%, respectively.

Our methodology for maintaining our allowance for credit losses is based on historical experience and data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration in forecasted economic conditions may lead to further required increases to the allowance for credit losses. Conversely, improvements in forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $507,000, or 9.9%, representing a ten basis points increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of December 31, 2024. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of December 31, 2024.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances over the years indicated. The average balances for loans are net of allowance for credit losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $496,000 and $552,000 for the years ended December 31, 2024 and 2023, respectively. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Year Ended			For the Year Ended
	December 31, 2024			December 31, 2023
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$48,639	$2,460	5.06%	$36,948	$1,805	4.89%
Securities(1)	60,347	1,631	2.70%	67,840	1,941	2.86%
Loans, including fees	547,525	30,713	5.61%	567,319	30,009	5.29%
Total interest-earning assets	656,511	34,804	5.30%	672,107	33,755	5.02%
Other assets	49,629			46,057
Total assets	$706,140			$718,164

Interest-bearing liabilities
Demand & NOW accounts	$67,023	$64	0.10%	$76,495	$75	0.10%
Money market accounts	144,926	3,811	2.63%	132,816	1,914	1.44%
Savings accounts	59,095	40	0.07%	70,600	47	0.07%
Time deposits	220,856	9,162	4.15%	206,218	6,033	2.93%
Borrowed funds & other interest-bearing liabilities	21,465	664	3.09%	38,701	1,328	3.43%
Total interest-bearing liabilities	513,365	13,741	2.68%	524,830	9,397	1.79%
Other non-interest bearing liabilities	105,018			109,907
Stockholders' equity	87,757			83,427
Total liabilities & stockholders' equity	$706,140			$718,164
Net interest income		$21,063			$24,358
Interest rate spread			2.62%			3.23%
Net interest margin			3.21%			3.62%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 3.08% and 3.27% for the years ended December 31, 2024 and 2023, respectively.

Rate Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the later year to the volume change between the two years. The effect of changes in rate is measured by applying the change in rate between the two years to the average volume during the first year.

	Year Ended December 31, 2024
	Compared to
	Year Ended December 31, 2023
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$64	$591	$655
Securities	(107)	(203)	(310)
Loans, including fees	1,814	(1,110)	704
Total interest-earning assets	1,771	(722)	1,049
Interest-bearing liabilities:
Demand & NOW accounts	(2)	(9)	(11)
Money market accounts	1,579	318	1,897
Savings accounts	1	(8)	(7)
Time deposits	2,522	607	3,129
Total deposits	4,100	908	5,008
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(131)	(533)	(664)
Total interest-bearing liabilities	3,969	375	4,344
Total change in net interest income	$(2,198)	$(1,097)	$(3,295)

As shown in the above tables, the decrease in net interest income for the year ended December 31, 2024 as compared to the prior year was primarily due to an increase in the average rate paid on interest-bearing liabilities and an increase in the average balance of interest-bearing liabilities. Interest rate spread decreased by 61 basis points to 2.62% for the year ended December 31, 2024 as compared to 3.23% for the year ended December 31, 2023. Net interest margin decreased by 41 basis points to 3.21% for the year ended December 31, 2024 as compared to 3.62% for the year ended December 31, 2023.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total assets at December 31, 2024 were $685.5 million, a decrease of $39.6 million, or 5.5%, as compared to $725.1 million at December 31, 2023 primarily due to decreases in cash and cash equivalents, net loans, and securities. Cash and cash equivalents decreased by $20.6 million, or 38.3%, from $53.7 million at December 31, 2023 to $33.1 million at December 31, 2024. The decrease was primarily due to a decrease in long-term debt due to the repayment of Federal Home Loan Bank of New York ("FHLBNY") borrowings of $25.0 million in 2024 and a decrease in total deposits of $17.9 million due to the non-renewal of $16.0 million of brokered certificate of deposits in 2024. The year-over-year decrease in cash and cash equivalents was partially offset by a decrease in net loans of $11.2 million, or 2.0%.

Securities decreased by $3.9 million, or 6.5%, from $60.4 million at December 31, 2023 to $56.5 million at December 31, 2024. The decrease was primarily the result of $3.2 million in repayments and maturities during 2024 and a decrease of $732,000 in the market value of the securities.

Net loans receivable decreased during the year ended December 31, 2024, as shown in the table below:

	At December 31,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$161,331	$172,005	$(10,674)	(6.2)%
Home equity	47,456	51,869	(4,413)	(8.5)%
Commercial(2)	320,984	316,986	3,998	1.3%
Total real estate loans	529,771	540,860	(11,089)	(2.1)%
Other Loans:
Commercial	15,728	16,546	(818)	(4.9)%
Consumer	991	1,130	(139)	(12.3)%
Total gross loans	546,490	558,536	(12,046)	(2.2)%
Allowance for credit losses	(5,133)	(6,463)	1,330	(20.6)%
Net deferred loan costs	3,263	3,755	(492)	(13.1)%
Loans receivable, net	$544,620	$555,828	$(11,208)	(2.0)%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The loans receivable, net balance decreased $11.2 million, or 2.0%, from $555.8 million at December 31, 2023 to $544.6 million at December 31, 2024. The decrease was primarily due to decreases in residential, one- to four-family and home equity loans. During the year ended December 31, 2024, we remained strategically focused on originating shorter duration, adjustable-rate commercial loans to diversify our asset mix and to manage interest rate risk while reducing our reliance on wholesale funding sources.

Asset Quality. The following table presents information regarding activity in our allowance for credit losses and our asset quality ratios at or for the dates indicated, including non-performing loan and non-performing asset ratios.

	At or for the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$6,463	$7,065
Impact of adopting ASC 326	—	282
(Credit) provision for credit losses	(1,308)	(897)
Charge-offs:
Real estate loans:
Residential, one- to four-family	—	(3)
Other loans:
Consumer	(41)	(58)
Total charge-offs	(41)	(61)
Recoveries:
Real estate loans:
Residential, one- to four-family	10	2
Commercial	—	35
Other loans:
Commercial	—	29
Consumer	9	8
Total recoveries	19	74
Net (charge-offs) recoveries	(22)	13
Balance at end of period	$5,133	$6,463

Average loans outstanding, including fees	$547,525	$567,319
Allowance for credit losses as a percent of loans at amortized cost	0.93%	1.16%
Allowance for credit losses as a percent of non-performing loans	134.91%	193.09%

When compared to December 31, 2023, the current modeled allowance for credit losses related to the loan portfolio decreased by approximately $1.3 million, or 20.6%, of which a majority of the decrease was attributable to the commercial mortgage loan portfolio ($1.1 million). Of the total decrease in the allowance for credit losses on loans from December 31, 2023 to December 31, 2024, 99.2% of the attribution was due to a decrease in reserve rate, while 0.8% was due to a decrease in the size of the loan portfolio. The decrease in the ACL reserve rate was primarily due to the decrease in the quantitative loss factors derived from historical loss rates calculated in the vintage model as well as a decrease in the qualitative loss factors derived from trends in current economic conditions and forecasted economic trends which includes the FOMC's projected rate of U.S. civilian unemployment and U.S. year-over-year growth of GDP.

	At or for the Year Ended December 31,
	2024	2023
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	0.01%	—%
Home equity	—%	—%
Commercial	—%	0.01%
Other loans:
Commercial	—%	0.15%
Consumer	(3.10)%	(4.41)%
Ratio of net recoveries to average loans outstanding	—%	—%

For the year ended December 31, 2024, consumer loan net charge-offs to average consumer loans outstanding improved to 3.10% from 4.41% for the prior year. This improvement was primarily driven by a decrease in consumer loan net charge-offs of $18,000, partially offset by a decrease in average consumer loans outstanding of $122,000.

	At December 31,	At December 31,
	2024	2023
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$1,891	$1,904
Home equity	683	196
Commercial(2)	1,226	1,242
Other loans:
Commercial	—	—
Consumer	4	5
Total non-accrual loans	3,804	3,347
Total non-performing loans	3,804	3,347
Foreclosed real estate	—	34
Total non-performing assets	$3,804	$3,381
Ratios:
Non-performing loans as a percent of total net loans:	0.69%	0.60%
Non-performing assets as a percent of total assets:	0.55%	0.47%

(1) Includes one- to four-family construction loans.

(2) Includes commercial construction loans.

Total non-performing assets increased by $423,000, or 12.5%, to $3.8 million at December 31, 2024 as compared to $3.4 million at December 31, 2023, primarily due to an increase in non-accrual loans, including one home equity loan totaling $539,000 which was moved to non-accrual status during the first quarter of 2024. Non-performing loans were $3.8 million at December 31, 2024 compared to $3.3 million at December 31, 2023. We had no loans past due 90 days or more but still accruing at December 31, 2024 or December 31, 2023. The Company had no foreclosed real estate at December 31, 2024 as compared to $34,000 at December 31, 2023.

Other assets decreased $2.1 million, or 16.0%, to $10.7 million at December 31, 2024 from $12.8 million at December 31, 2023. The decrease was primarily due to the $6.6 million of proceeds received from the surrender of bank-owned life insurance policies which was in process at the end of 2023, partially offset by a $3.1 million increase in annuity assets and a $707,000 increase in right of use lease assets.

The table below shows changes in deposit balances by type of deposit account between December 31, 2024 and December 31, 2023:

	At December 31,	At December 31,	Change
	2024	2023	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$96,412	$95,186	$1,226	1.3%
Interest bearing	65,020	72,966	(7,946)	(10.9)%
Time deposits less than $250,000	173,745	166,381	7,364	4.4%
Money market	149,550	137,374	12,176	8.9%
Savings	54,322	64,584	(10,262)	(15.9)%
Total core deposits	539,049	536,491	2,558	0.5%
Non-core deposits
Time deposits greater than $250,000	33,929	38,433	(4,504)	(11.7)%
Brokered certificates of deposit	—	16,000	(16,000)	(100.0)%
Total non-core deposits	33,929	54,433	(20,504)	(37.7)%
Total deposits	$572,978	$590,924	$(17,946)	(3.0)%

The year-over-year decrease in total deposits was primarily due to the non-renewal of $16.0 million of brokered certificates of deposit, an 11.7% decrease in time deposits greater than $250,000, a 15.9% decrease in savings accounts, and a 10.9% decrease in interest bearing checking accounts. The decreases were partially offset by an increase in money market accounts of 8.9%, a 4.4% increase in time deposits less than or equal to $250,000, and an increase in non-interest bearing transaction accounts of 1.3%. The increase in money market deposits and time deposits less than or equal to $250,000 was primarily due to an increase in customer demand for these types of deposit products due to the high and competitive interest rate environment. Our strategic focus is centered on organic growth of deposits among its retail and commercial customers to reduce the reliance on wholesale funding and to strengthen customer relationships. At December 31, 2024 and December 31, 2023, our percentage of uninsured deposits to total deposits was 13.5% and 12.8%, respectively.

There were no short-term borrowings from the FHLBNY at December 31, 2024 or December 31, 2023. Long-term debt consisting of advances from the FHLBNY decreased by $25.0 million, or 70.9%, from $35.3 million at December 31, 2023 to $10.3 million at December 31, 2024. The borrowings were paid off at maturity as part of a balance sheet management strategy to focus on organic deposit growth and reduce reliance on wholesale funding sources.

Total stockholders’ equity increased $3.6 million, or 4.2%, to $89.9 million at December 31, 2024 from $86.3 million at December 31, 2023. The increase in stockholders’ equity during 2024 was primarily attributed to $4.9 million in net income earned, partially offset by dividends paid of $1.1 million and a $579,000 unrealized mark-to-market loss on the available-for-sale securities portfolio recognized in accumulated other comprehensive loss.

Comparison of Results of Operations for the Year Ended December 31, 2024 and 2023

General. Net income was $4.9 million for the year ended December 31, 2024, or $0.88 per diluted share, an increase of $111,000, or 2.3%, compared to net income of $4.8 million, or $0.82 per diluted share, for the year ended December 31, 2023. Our 2024 financial performance was positively impacted by a decrease in non-interest expenses as a result of efforts to optimize operating expenses while reducing our reliance on wholesale funding by $41.0 million.

Net Interest Income. Net interest income decreased by $3.3 million, or 13.5%, to $21.1 million for the year ended December 31, 2024 as compared to $24.4 million for the year ended December 31, 2023. Interest income increased by 3.1% while interest expense increased by 46.2% for the year ended December 31, 2024 when compared to the year ended December 31, 2023. Interest rate spread and net interest margin were 2.62% and 3.21%, respectively, for the year ended December 31, 2024 as compared to 3.23% and 3.62%, respectively, for the year ended December 31, 2023.

Interest Income. Interest income for the year ended December 31, 2024 was $34.8 million, an increase of $1.0 million, or 3.1%, compared to $33.8 million for the year ended December 31, 2023. The increase was due to a 28 basis points increase in the average yield on interest-earning assets primarily due to an increase in the average yield earned on loans. During the year ended December 31, 2024 as compared to the prior year, there was a $704,000 increase in interest income on loans due to a 32 basis points increase in the average yield on loans, partially offset by a decrease in the average balance of loans of $19.8 million, or 3.5%. The average yield on loans increased due to the higher interest rate environment while the average balance of loans decreased due to loan paydowns outpacing originations, primarily in one- to four- family real estate loans and home equity loans.

Interest-earning deposit income increased by $655,000, or 36.3%, to $2.5 million for the year ended December 31, 2024, as compared to $1.8 million for the year ended December 31, 2023. The increase in income during the most recent year was positively impacted by an increase in the average balance of interest-earning deposits of $11.7 million, or 31.6%, as well as a 17 basis points increase in the average yield earned on interest earning deposits. The average balance of interest-earning deposits increased due to loan and securities repayments received during the year that were not immediately redeployed into like-kind assets as well as the attribution of customer deposit balances throughout 2024. The average yield of interest-earning deposits for the year ended December 31, 2024 increased as the result of prudent treasury management.

Investment interest income decreased by $310,000, or 16.0%, to $1.6 million for the year ended December 31, 2024 compared to $1.9 million for the year ended December 31, 2023, due to a decrease in the average balance of securities of $7.5 million, or 11.0%, and a 16 basis points decrease in the average yield of the investment portfolio due to the repayment and maturities of higher yielding securities.

Interest Expense. Interest expense for the year ended December 31, 2024 was $13.7 million, an increase of $4.3 million, or 46.2%, from $9.4 million for the year ended December 31, 2023. The increase in interest expense was primarily due to an 89 basis points increase in the average interest rate paid on interest-bearing liabilities. During the year ended December 31, 2024 as compared to the prior year, there was a $3.1 million increase in interest paid on time deposit accounts due to a 122 basis points increase in the average interest rate paid on time deposits along with an increase in average time deposit balances of $14.6 million, or 7.1%. The increase in the average rate paid on time deposit accounts was primarily due to the increase in market interest rates and deposit competition over the course of 2023 and into 2024. Average interest-bearing deposit balances were $491.9 million, a 1.2% increase during the year ended December 31, 2024 as compared to $486.1 million for the prior year, resulting from an increase in average time deposits and average money market accounts since December 31, 2023.

During the year ended December 31, 2024, interest expense on borrowed funds and other interest-bearing liabilities decreased by $664,000, or 50.0%, compared to the year ended December 31, 2023, primarily due to a $17.2 million decrease in average borrowed funds and other interest-bearing liabilities outstanding along with a 34 basis points decrease in the average rate paid on borrowed funds and other interest-bearing liabilities resulting from the repayment of higher-cost, short-term FHLBNY borrowings during 2024.

(Credit) Provision for Credit Losses. We recorded a credit to the provision for credit losses of $1.5 million for the year ended December 31, 2024 as compared to a credit to the provision for credit losses of $1.0 million for the year ended December 31, 2023. For the year ended December 31, 2024, $1.3 million of the credit to the provision for credit losses related to the held-for-investment loan portfolio and $171,000 related to the reserve for unfunded commitments.

The decrease in the allowance for credit losses on loans and the corresponding credit to the provision for credit losses recognized during the year ended December 31, 2024 was the result of a decrease in the quantitative loss factors derived from historical loss rates calculated in the vintage model as well as a decrease in the qualitative loss factors derived from both current and forecasted economic trends.

Our allowance for credit losses on loans was $5.1 million as of December 31, 2024 as compared to $6.5 million as of December 31, 2023. Our allowance for credit losses on unfunded commitments was $314,000 as of December 31, 2024 as compared to $485,000 as of December 31, 2023. Non-performing assets as a percent of total assets increased to 0.55% at December 31, 2024 as compared to 0.47% at December 31, 2023, due to a decrease in total assets of $39.6 million, or 5.5%, and an increase in non-performing assets of $423,000, or 12.5%. Our allowance for credit losses on loans as a percent of loans at amortized cost was 0.93% at December 31, 2024 and 1.16% at December 31, 2023.

Refer to Note 5 of the Notes to the Audited Consolidated Financial Statements for additional details on our allowance for credit losses and corresponding credit to the provision for credit losses.

Non-Interest Income. Non-interest income was $3.3 million for the year ended December 31, 2024, an increase of $669,000, or 25.4%, as compared to the year ended December 31, 2023. The increase was primarily due to a $313,000 increase in earnings on bank-owned life insurance in connection with the restructuring of bank-owned life insurance during the fourth quarter of 2023 and the recognition of death benefits during the second half of 2024, as well as a $161,000 increase in earnings on annuities purchased in the fourth quarter of 2024. The increases were partially offset by a decrease in debit card fees of $30,000, or 3.5% during the year ended December 31, 2024 when compared to the year ended December 31, 2023.

Non-Interest Expense. Non-interest expense was $20.0 million for the year ended December 31, 2024, a decrease of $1.8 million, or 8.4%, as compared to $21.8 million for the year ended December 31, 2023. The decrease primarily related to a decline in professional services expenses of $1.0 million, or 41.8%, as a result of a decrease in the use of external consultants who assisted with regulatory compliance in connection with the former consent order. Advertising costs decreased by $484,000, or 83.7%, due to a decrease in marketing spending, and FDIC insurance expense decreased by $317,000, or 28.5%, during the year ended December 31, 2024 due to a decrease in premium assessments. Additionally, occupancy and equipment costs decreased by $194,000, or 6.7%, as the result of efforts to optimize operating expenses. These decreases were partially offset by an increase in salaries and employee benefits expense of $198,000, or 1.8%, in an effort to attract and retain personnel as well as an increase in data processing costs of $41,000, or 2.3%, primarily related to our core provider for the year ended December 31, 2024 when compared to the year ended December 31, 2023.

Income Taxes Expense. Income tax expense was $935,000 for the year ended December 31, 2024, a decrease of $464,000, or 33.2%, as compared to $1.4 million for the year ended December 31, 2023. The decrease in income tax expense was primarily due to the restructuring of bank-owned life insurance in 2023, which resulted in additional taxable income in 2023 and an increase in non-taxable income in 2024 as the result of higher earnings on policies owned. The effective tax rate for the years ended December 31, 2024 and 2023 was 16.0% and 22.4%, respectively. The decrease in the effective tax rate in 2024 was due to the aforementioned restructuring of bank-owned life insurance.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions and funds provided from operations. We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2024, the maximum amount that we could borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $26.7 million, which was collateralized by certain fixed-rate residential, one- to four-family loans in delivery. Under this arrangement, we could significantly increase our maximum borrowing capacity by providing additional eligible collateral in delivery. At December 31, 2024 and December 31, 2023, we had outstanding advances under this agreement of $10.3 million and $35.3 million, respectively. We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At December 31, 2024 and December 31, 2023, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. We have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings outstanding on this line as of December 31, 2024 and December 31, 2023.

As a result of our previous Consent Order, our ability to access available sources of funds from the FHLBNY had been curtailed to short-term advances (i.e., 30 days or less) and the residential loans pledged as collateral for these borrowings were subject to reductions in value as of December 31, 2024. On January 8, 2025, the FHLBNY communicated that the Bank was no longer restricted and therefore would be able to access additional borrowing capacity based on the total eligible population of fixed-rate residential, one- to four-family loans pledged as collateral and would no longer be curtailed to short-term advances. As of January 31, 2025, we had available borrowing capacity of $86.9 million based on the eligible collateral pledged. Lastly, on February 27, 2025, the Federal Reserve Bank approved the Bank's application for uncollateralized intraday credit with an effective date of March 6, 2025. With this uncollateralized intraday credit, certain transactions will not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the year ended December 31, 2024, we originated loans of approximately $53.3 million as compared to approximately $56.3 million of loans originated during the year ended December 31, 2023. Principal repayments and other deductions exceeded loan originations in 2024 by $12.0 million. There were no purchases of investment securities during the years ended December 31, 2024 or December 31, 2023. We did not sell any investment securities during the year ended December 31, 2024 and sold investment securities with an amortized cost of $9.8 million during the year ended December 31, 2023. Additionally, during 2024, we purchased $3.0 million in annuity assets in connection with the implementation of a supplemental executive retirement plan. These activities for 2023 and 2024 were funded primarily through a combination of organic deposit growth, principal payments received on loans and securities, securities sales, borrowings, and cash reserves.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $573.0 million at December 31, 2024 as compared to $590.9 million at December 31, 2023. Approximately $182.0 million of time deposit accounts are scheduled to mature within one year as of December 31, 2024. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the FHLBNY, will be carefully considered as we monitor our liquidity needs. Therefore, in order to maintain sufficient liquidity and manage our cost of funds, we may consider wholesale funding options, including additional borrowings from the FHLBNY, in the future.

We do not anticipate any material capital expenditures in 2025. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At December 31, 2024, the Bank exceeded all of its regulatory capital requirements.

Off-Balance Sheet Arrangements

Our off-balance sheet items include loan commitments as described in Note 16 in the Notes to our Audited Consolidated Financial Statements. At December 31, 2024, we had loan commitments to borrowers of approximately $3.1 million and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $97.5 million. We recorded an allowance for credit losses associated with these commitments of $314,000 as of December 31, 2024. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Accounting Polices, Standards, and Pronouncements

Refer to Note 2 in the notes to our consolidated financial statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements that may affect our financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F – 1 through F – 49 following the signature page of this Annual Report on Form 10-K.

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

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2024 fiscal year end.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2024 fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2024 fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2024 fiscal year end.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2024 fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•
Report of Independent Registered Public Accounting Firm
•
Report of Predecessor Auditor
•
Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
•
Consolidated Statements of Income for the years ended December 31, 2024 and 2023
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023
•
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
•
Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Charter of Lake Shore Bancorp, Inc.[1]
3.2	Amended and Restated Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Stock Option Certificate[4]
4.3	Description of Common Stock[5]
10.1	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[6]
10.2	2015 Executives Supplemental Benefit Plan I7
10.3	Amended and Restated 2015 Executives Supplemental Benefit Plan II8
10.4	Lake Shore Bancorp, Inc. 2025 Equity Incentive Plan[9]
10.5	Amended and Restated 2015 Directors Supplemental Benefit Plan II10
10.6	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[11]
10.7	Employment Agreement, dated as of December 16, 2024, by and between Lake Shore Savings Bank and Kim C. Liddell[12]
10.8	Supplemental Executive Retirement Plan Agreement, dated as of December 16, 2024, between Lake Shore Savings Bank and Kim C. Liddell[13]
10.9	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery M. Werdein[14]
10.10	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[15]
10.11	Retention Agreement between Lake Shore Savings Bank and Jeffrey Werdein[16]
10.12	Employment Agreement, dated as of March 11, 2025, by and between Lake Shore Savings Bank and Taylor M. Gilden[17]
10.13	Amended and Restated Plan of Conversion and Reorganization of Lake Shore, MHC[18]
10.14	Lake Shore Savings Bank Annual Incentive Plan*
19.1	Lake Shore Bancorp, Inc. Lake Shore Savings Bank Statement of Company Policy Regarding Confidential Information and Stock and Securities Trading By Directors, Officers and Employees*
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Yount, Hyde & Barbour, P.C.*
23.2	Consent of Baker Tilly US, LLP*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97	Policy Relating to Recovery of Erroneously Awarded Compensation*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*

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
7
Incorporated herein by reference to Exhibit 10.5 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.
8
Incorporated herein by reference to Exhibit 10.6 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016.

9
Incorporated herein by reference to Appendix A to the Proxy Statement for our February 4, 2025 special meeting of stockholders filed with the Securities and Exchange Commission on December 20, 2024.
10
Incorporated herein by reference to Exhibit 10.8 to Form 10-K, filed with the Securities and Exchange Commission on March 25, 2016
11
Incorporated herein by reference to the Proxy Statement for our October 24, 2006 special meeting of stockholders filed with the Securities and Exchange Commission on September 7, 2006.
12
Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on December 20, 2024.
13
Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed with the Securities and Exchange Commission on December 20, 2024.
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
16
Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on April 4, 2018.
17
Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed with the Securities and Exchange Commission on March 14, 2025.
18
Incorporated herein by reference to Exhibit 2.1 to Form 8-K, filed with the Securities and Exchange Commission on March 14, 2025.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2025.

Lake Shore Bancorp, Inc.
By:/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer Date: March 14, 2025

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim C. Liddell	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2025

Kim C. Liddell

/s/ Kevin M. Sanvidge	Chairman of the Board	March 14, 2025

Kevin M. Sanvidge

/s/ Sharon E. Brautigam	Vice Chairperson of the Board	March 14, 2025

Sharon E. Brautigam

/s/ Michelle M. DeBergalis	Director	March 14, 2025

Michelle M. DeBergalis

/s/ John P. McGrath	Director	March 14, 2025

John P. McGrath

/s/ Jack L. Mehltretter	Director	March 14, 2025

Jack L. Mehltretter

/s/ Ronald J. Passafaro	Director	March 14, 2025

Ronald J. Passafaro

/s/ Ann M. Segarra	Director	March 14, 2025

Ann M. Segarra

/s/ Taylor M. Gilden	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2025
Taylor M. Gilden

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lake Shore Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Lake Shore Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Collectively Evaluated Loans

Description of the Matter

As further described in Note 2 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Credit Losses) to the consolidated financial statements, the allowance for credit losses on loans is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s allowance for credit losses on loans related to collectively evaluated loans totaled $5.13 million, which represented the full amount of the allowance recorded as of December 31, 2024. The collectively evaluated allowance for credit losses consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from a vintage model approach. The vintage model measures the expected loss calculation for future periods based on the historical performance by the origination period of loans with similar life cycles and risk characteristics. The calculated loss percentages are then applied to the remaining outstanding balances for each vintage year, for the estimated remaining life of the loans in the loan segment. These estimates consider large amounts of data in tabulating significant inputs to the calculations. In addition to the quantitative component, the collectively evaluated allowance for credit losses on loans also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: trends in the nature and volume of the portfolio, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. In addition, the qualitative component incorporates forecasts of unemployment data and changes in gross domestic production to further adjust the quantitative estimate of losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the allowance for credit losses on collectively evaluated loans. We identified the estimation of the collectively evaluated allowance for credit losses on loans as a critical audit matter, as auditing the estimate involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s process for determining its allowance on collectively evaluated loans, including the underlying methodology and significant inputs to the calculation.
•
Substantively testing management’s process for measuring the collectively evaluated allowance for credit losses, including:

•
Evaluating the conceptual soundness of the methodology for determining the collectively evaluated allowance for credit losses.
•
Testing significant inputs to the calculation, including historical losses and loan data.
•
Evaluating the pool of collectively evaluated loans for completeness.
•
Evaluating management’s determination of the qualitative adjustments, including evaluating data on which the qualitative adjustments were based as well as the relative magnitude of the adjustments and the completeness and accuracy of the data utilized.
•
Testing the mathematical accuracy of the allowance for credit losses for collectively evaluated loans, including calculation of the underlying quantitative component as well as application of qualitative factors to the collectively evaluated loan balances.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2024.

Winchester, Virginia

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lake Shore Bancorp, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Lake Shore Bancorp, Inc. and Subsidiary (Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor from 2005 to 2024.

Pittsburgh, Pennsylvania

March 22, 2024

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2024	2023
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$2,710	$4,648
Interest earning deposits	30,421	49,082
Cash and Cash Equivalents	33,131	53,730
Securities, at fair value	56,495	60,442
Federal Home Loan Bank stock, at cost	1,157	2,293
Loans receivable, net of allowance for credit losses of $5,133 in 2024 and $6,463 in 2023	544,620	555,828
Premises and equipment, net	7,218	7,870
Accrued interest receivable	2,819	2,835
Bank-owned life insurance	29,340	29,355
Other assets	10,724	12,765
Total Assets	$685,504	$725,118
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$476,566	$495,738
Non-interest bearing	96,412	95,186
Total Deposits	572,978	590,924
Long-term debt	10,250	35,250
Advances from borrowers for taxes and insurance	3,225	3,307
Other liabilities and accrued interest payable	9,183	9,364
Total Liabilities	595,636	638,845
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,735,226 shares outstanding at December 31, 2024 and 6,836,514 shares issued and 5,686,288 shares outstanding at December 31, 2023	68	68
Additional paid-in capital	31,512	31,456
Treasury stock, at cost (1,101,288 shares at December 31, 2024 and 1,150,226 shares at December 31, 2023)	(13,304)	(13,760)
Unearned shares held by ESOP	(938)	(1,023)
Unearned shares held by compensation plans	(311)	(39)
Retained earnings	82,805	78,956
Accumulated other comprehensive loss	(9,964)	(9,385)
Total Stockholders' Equity	89,868	86,273
Total Liabilities and Stockholders' Equity	$685,504	$725,118

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2024	2023
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$30,713	$30,009
Investment securities, taxable	765	898
Investment securities, tax-exempt	866	1,043
Interest-earning deposits & federal funds sold	2,460	1,805
Total Interest Income	34,804	33,755
Interest Expense
Deposits	13,077	8,069
Short-term borrowings	—	87
Long-term debt	621	1,191
Finance lease	43	50
Total Interest Expense	13,741	9,397
Net Interest Income	21,063	24,358
(Credit) Provision for Credit Losses	(1,479)	(1,043)
Net Interest Income After (Credit) Provision for Credit Losses	22,542	25,401
Non-Interest Income
Service charges and fees	1,104	1,045
Debit card fees	816	846
Earnings on bank-owned life insurance	1,074	761
Unrealized gain on equity securities	54	11
Unrealized loss on interest rate swap	—	(58)
Recovery on previously impaired investment securities	6	7
Loss on sale of securities available for sale	—	(59)
Earnings on annuity assets	161	—
Other	89	82
Total Non-Interest Income	3,304	2,635
Non-Interest Expense
Salaries and employee benefits	11,452	11,254
Occupancy and equipment	2,717	2,911
Professional services	1,449	2,489
Data processing	1,786	1,745
Telephone and communications	434	407
Advertising	94	578
FDIC insurance	796	1,113
Postage and supplies	276	261
Other	976	1,059
Total Non-Interest Expense	19,980	21,817
Income before Income Taxes	5,866	6,219
Income Tax Expense	935	1,399
Net Income	$4,931	$4,820
Basic and diluted earnings per common share	$0.88	$0.82
Dividends declared per share	$0.54	$—

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Net Income	$4,931	$4,820
Other Comprehensive Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(574)	905
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(5)	(5)
Net loss on sale of securities included in net income, net of tax benefit	—	47
Total Other Comprehensive (Loss) Income	(579)	947
Total Comprehensive Income	$4,352	$5,767

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands)
Balance - January 1, 2023	$68	$31,459	$(13,571)	$(1,108)	$(191)	$74,859	$(10,332)	$81,184
Cumulative change in accounting principle (Note 2)	—	—	—	—	—	(723)	—	(723)
Net income	—	—	—	—	—	4,820	—	4,820
Other comprehensive income, net of tax expense of $251	—	—	—	—	—	—	947	947
ESOP shares earned (7,935 shares)	—	1	—	85	—	—	—	86
Compensation plan shares granted (8,282 shares)	—	—	78	—	(78)	—	—	—
Compensation plan shares forfeited (22,296 shares)	—	—	(209)	—	209	—	—	—
Compensation plan shares earned, net of forfeitures (2,102 shares)	—	(4)	—	—	21	—	—	17
Common stock repurchased on vesting for payroll taxes (4,923 shares)	—	—	(58)	—	—	—	—	(58)
Balance - December 31, 2023	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2024	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273
Net income	—	—	—	—	—	4,931	—	4,931
Other comprehensive loss, net of tax benefit of $153	—	—	—	—	—	—	(579)	(579)
ESOP shares earned (7,935 shares)	—	14	—	85	—	—	—	99
Compensation plan shares granted (52,252 shares)	—	—	491	—	(491)	—	—	—
Compensation plan shares forfeited (1,644 shares)	—	—	(15)	—	15	—	—	—
Compensation plan shares earned, net of forfeitures (21,720 shares)	—	42	—	—	204	—	—	246
Cash dividends declared ($0.54 per share)	—	—	—	—	—	(1,082)	—	(1,082)
Common stock repurchased on vesting for payroll taxes (1,670 shares)	—	—	(20)	—	—	—	—	(20)
Balance - December 31, 2024	$68	$31,512	$(13,304)	$(938)	$(311)	$82,805	$(9,964)	$89,868

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,931	$4,820
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	72	60
Net amortization of deferred loan costs	496	552
(Credit) provision for credit losses	(1,479)	(1,043)
Recovery on previously impaired investment securities	(6)	(7)
Unrealized gain on equity securities	(54)	(11)
Unrealized loss on interest rate swap	—	58
Loss on sale of investment securities	—	59
Depreciation of premises and equipment	739	807
Increase in cash surrender value of bank-owned life insurance	(1,074)	(761)
Earnings on annuity assets	(161)	—
ESOP shares committed to be released	99	86
Stock based compensation expense	246	17
Decrease (increase) in accrued interest receivable	16	(39)
(Increase) decrease in other assets	(1,419)	534
Impairment of foreclosed real estate	—	16
Loss (gain) on sale of foreclosed real estate	19	(15)
Gain on sale of premises and equipment	(14)	—
Deferred income tax expense	128	17
(Decrease) increase in other liabilities	(31)	1,055
Net Cash Provided by Operating Activities	2,508	6,205
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Sales	—	9,719
Maturities, prepayments and calls	3,203	3,983
Purchases of Federal Home Loan Bank of New York Stock	—	(1,314)
Redemptions of Federal Home Loan Bank of New York Stock	1,136	1,351
Proceeds from the surrender of and claim on Bank owned life insurance	7,674	635
Purchase of annuity assets	(3,000)	—
Loan principal collections and originations, net	12,020	17,858
Purchase of bank-owned life insurance	—	(12,596)
Proceeds from sale of interest rate swaps	—	214
Proceeds from sale of foreclosed real estate	42	64
Net sale (purchases) of premises and equipment	41	(391)
Net Cash Provided by Investing Activities	21,116	19,523
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(17,946)	20,805
Net decrease in advances from borrowers for taxes and insurance	(82)	(1)
Net decrease in short-term borrowings	—	(12,596)
Proceeds from issuance of long-term debt	—	15,250
Repayment of long-term debt	(25,000)	(4,950)
Repayment of finance lease obligation	(93)	(81)
Purchase of treasury stock	(20)	(58)
Cash dividends paid	(1,082)	—
Net Cash (Used in) Provided by Financing Activities	(44,223)	18,369
Net (Decrease) Increase in Cash and Cash Equivalents	(20,599)	44,097
CASH AND CASH EQUIVALENTS - BEGINNING	53,730	9,633
CASH AND CASH EQUIVALENTS - ENDING	$33,131	$53,730
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$14,471	$8,634
Income taxes paid	$1,115	$1,321
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued purchase of property and equipment	$114	$—
Right-of-use lease liabilities arising from obtaining right-of-use lease assets	$852	$—
Life insurance receivable	$—	$6,585
Foreclosed real estate acquired in settlement of loans	$—	$60

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

The MHC, whose activity is not included in these consolidated financial statements, held 3,636,875 shares, or 63.4% of the Company’s outstanding common stock as of December 31, 2024. As of December 31, 2024, the MHC elected to waive dividends of approximately $20.6 million on a cumulative basis. The dividends waived by the MHC are considered a restriction on the retained earnings of the Company.

On January 27, 2025, the Board of Directors of the MHC adopted a Plan of Conversion and Reorganization pursuant to which the MHC will undertake a "second-step" conversion and Lake Shore Savings Bank, the wholly-owned subsidiary of Lake Shore Bancorp, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. Refer to Note 21 - Subsequent Events for more information.

Charter

Lake Shore Bancorp, Inc. and the parent mutual holding company, Lake Shore, MHC are federally chartered and regulated by the Federal Reserve Board. Lake Shore Savings Bank, the wholly-owned subsidiary of Lake Shore Bancorp, Inc., is a federally chartered savings bank and regulated by the Office of the Comptroller of the Currency (the “OCC”).

Nature of Business

The Company’s primary business is the ownership and operation of its subsidiary, the Bank. The Bank is engaged primarily in the business of retail banking through ten branch offices located in Erie and Chautauqua Counties of New York State. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial real estate loans and residential mortgages.

Note–2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry. Certain prior periods amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on 2023 net income or stockholders' equity.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits at other financial institutions, and overnight federal funds sold which are generally sold for one to three-day periods.

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

An allowance for credit losses is deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term. For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit deterioration or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, any excess cost is recorded as an allowance for credit losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies, and have a long history of no losses.

Accrued interest of $254,000 and $260,000 as of December 31, 2024 and 2023, respectively, on available for sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the allowance for credit losses estimation process.

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

Charge-offs are recorded as a reduction to the allowance for credit losses for loans when amounts are deemed uncollectible. When losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale, a charge-off is recorded in an amount equal to the excess of a loan's amortized cost over the fair value of assets received. Subsequent recoveries of charged-off loans, if any, are credited to the allowance for credit losses on loans.

Allowance for Credit Losses – Loans

The allowance for credit losses is a valuation allowance that is deducted from the loans receivable amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance for credit losses when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries recorded in the allowance for credit loss account should not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as change in unemployment rates, property values or other relevant factors. Changes in the allowance for credit losses on loans are recorded as a (credit to) or provision for credit losses.

The Company uses the vintage model to estimate expected credit losses for all loan segments. The vintage model measures the expected loss calculation for future periods based on the historical performance by the origination period of loans with similar life cycles and risk characteristics. For each loan segment, the Company utilizes historical loss data through the current period to calculate the actual loss percentage for each loan type by vintage year of loan origination. The calculated loss percentages are then applied to the remaining outstanding balance for each vintage year, for the estimated remaining life of the loans in the loan segment. In addition to this calculation, the Company applies qualitative factors for current conditions, including trends in the nature and volume of the loan portfolio, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions. In addition, the Company utilizes an economic forecast factor consisting of unemployment data and changes in gross domestic production (GDP) to determine the impact to the Company's loan portfolio. No reversion adjustments were necessary for our calculation as the starting point for the Company’s estimate was a cumulative loss rate covering the expected contractual term of the loan portfolio.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. The Company considers several factors in its determination of whether to classify loans as collateral-dependent and individually evaluate such loans, including the nature and size of the loan, its repayment status, and whether any modifications have occurred as a result of the borrower experiencing financial difficulty. When loans are considered to be collateral-dependent, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Accrued interest on loans of $2.5 million at both December 31, 2024 and 2023 is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the allowance for credit losses estimation process.

The Company's determination as to the amount of expected credit losses are subject to review by bank regulators, which can require the establishment of additional expected credit losses. Although the allowance for credit losses is allocated by loan type, the allowance for credit losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

Allowance for Credit Losses – Off-Balance Sheet Credit Exposure

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. Off-balance sheet credit exposure includes loan commitments in which the Company has extended terms and all parties have accepted. The Company’s commercial overdraft line of credit and consumer overdraft line of credit products are unconditionally cancellable by the Company and therefore, the Company does not record an allowance for credit losses on these loan types. The allowance for credit losses for off-balance sheet credit exposure is derived through the use of the vintage model and a utilization rate concept, applied to those commitments which are not unconditionally cancellable. Changes in the allowance for credit losses for unfunded commitments are recorded as a (credit to) or provision for credit losses.

Premises and Equipment

Land is carried at cost. Buildings, improvements, furniture and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of assets (generally thirty-nine years for buildings and three to fifteen years for furniture and equipment). Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term. Maintenance and repairs are charged to expense as incurred while major improvements are capitalized and amortized to operating expense over the identified useful life.

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

Revenue Recognition

The majority of the Company's revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other accounting standards. Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606, which are presented in the Company's consolidated statements of income as components of non-interest income are discussed further in Note 20 - Revenue Recognition.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Foreclosed real estate was $0 and $34,000 at December 31, 2024 and 2023, respectively, and was included as a component of other assets in the consolidated statements of financial condition. Proceeds from the sale of foreclosed real estate for the years ended December 31, 2024 and 2023 were $42,000 and $64,000, respectively. This resulted in a net loss on sale of $19,000 and gain on sale of $15,000 for the years ended December 31, 2024 and 2023, respectively, and was included as a component of other non-interest expense in the consolidated statements of income.

Bank Owned Life Insurance and Annuity Assets

The Company invests in bank owned life insurance (“BOLI”) and annuity assets as sources of funding for employee benefit obligations described below and in Note 11 - Employee and Director Benefit Plans.

BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in the cash surrender value of the underlying policies and gains resulting from death benefit claims are included in non-interest income in the consolidated statements of income and is not subject to income taxes. Income from the increase in the cash surrender value is only subject to income taxes upon surrender. The Company does not intend to surrender the policies held at December 31, 2024, and accordingly, no deferred taxes have been recorded on the earnings from these policies. The cash surrender value of such bank owned life insurance amounted to $29.3 million at December 31, 2024 and $29.4 million at December 31, 2023.

Annuity assets involve the purchase of future cash flow streams by the Company to directly fund the payment of a certain supplemental executive retirement plan. Income from the increase in the value of the underlying annuity contracts are included in non-interest income on the consolidated statements of income. The value of annuity assets were $3.2 million and $0 as of December 31, 2024 and 2023, respectively, and were included within other assets on the Company's consolidated statements of financial condition.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense for the years ended December 31, 2024 and 2023 was $94,000 and $578,000, respectively.

Income Taxes

The Company files a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the consolidated financial statements rather than the amounts reported on the respective income tax returns. Deferred taxes are recorded using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment and the effect of a change in tax rates is recognized in income at that time.

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

Stock-based Compensation Plans

At December 31, 2024, the Company had stock-based compensation plans, which are described more fully in Note 12 - Stock-based Compensation. The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the requisite service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options pricing model. Common shares are issued from the Company’s authorized common shares when a share option is exercised. When restricted shares are granted, the shares are released from treasury stock. Common shares awarded as restricted stock are measured based on the fair market value at the grant date. The stock option plan, restricted stock plan, and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Supplemental Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan for its employees and has certain non-qualified supplemental executive retirement plans for its directors and certain members of management. Refer to Note 11 - Employee and Director Benefit Plans for additional information.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP, during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such commitments are recorded in the consolidated statements of financial condition when they are funded. Refer to Note 16 - Commitments to Extend Credit for additional information.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe such matters exist that will have a material effect on the financial statements.

Segment Reporting

The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Chief Executive Officer, who is the Company’s chief operating decision maker, or CODM, monitors revenue streams and other information provided about the company’s products and services offered, expenses, operating metrics, and other financial metrics. The information provided to the CODM is presented on an aggregated entity-level basis, which is consistent with the accompanying Consolidated Financial Statements presented in this Form 10-K. In assessing operating results and in allocating resources, the CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and budget to actual results, among other things. Profitability is only determined at the entity level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets and equity. The CODM uses consolidated net income, among other metrics, to benchmark the Company against its competitors. The benchmarking analysis, coupled with monitoring of budget to actual results, are used in assessing performance and allocating resources. Loans, investments, interest-earning deposits, and non-interest income provide the revenues in the Company's operation. Interest expense, (credit) provisions for credit losses, and non-interest expense provide the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying Consolidated Financial Statements presented in this Form 10-K. All of the Company’s operations are domestic.

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), as amended. ASU 2016-13 (also known as Accounting Standard Codification 326 or “ASC 326”) replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to certain off-balance sheet credit exposures, such as loan commitments and standby letters of credit. In addition, ASU 2016-13 updated the accounting for available for sale debt securities to require credit losses to be presented as an allowance rather than a write-down on available for sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell. The Company utilized the modified retrospective method for all financial assets measured at amortized cost, specifically loans receivable and off-balance sheet credit exposures. Upon adoption on January 1, 2023, the Company recorded a $282,000 increase to the allowance for credit losses related to the expected credit losses inherent within the

Company's loan portfolio and a $633,000 increase to the allowance for credit losses inherent within the Company's off-balance sheet credit exposures, offset by a $192,000 increase to deferred tax assets relating to the additional expected loss. As a result, retained earnings decreased by $723,000.

The Company adopted ASC 326 using the prospective transition appropriate for available for sale debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2023. As a result, the amortized cost basis remains the same before and after the effective date of ASC 326. The effective interest rate on the debt securities was not changed. Recoveries of amounts previously written-off relating to improvements in cash flows after January 1, 2023 will be recorded in earnings as received.

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

The Company adopted ASU 2023-07 “Segment Reporting (Topic 280) - Improvement to Reportable Segment Disclosures” on January 1, 2024. The Company has determined that all of its operations represent a single operating segment, as discussed above. The CODM regularly assesses performance of the single operating and reporting segment and decides how to allocate resources based on net income reported in the Company’s consolidated statements of income and comprehensive income. The CODM is also regularly provided with expense information at a level consistent with that disclosed in the Company’s consolidated statements of income and comprehensive income.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,006	$—	$(155)	1,851
Municipal bonds	40,719	—	(8,431)	32,288
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	—	9
Collateralized mortgage obligations-government sponsored entities	10,201	—	(1,259)	8,942
Government National Mortgage Association	54	—	(4)	50
Federal National Mortgage Association	10,812	—	(1,799)	9,013
Federal Home Loan Mortgage Corporation	5,229	—	(989)	4,240
Asset-backed securities-private label	—	28	—	28
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	69,031	28	(12,637)	56,422
Equity Securities	22	51	—	73
Total Securities	$69,053	$79	$(12,637)	$56,495

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,007	$—	$(133)	$1,874
Municipal bonds	40,774	—	(7,724)	33,050
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	—	10
Collateralized mortgage obligations-government sponsored entities	11,844	1	(1,445)	10,400
Government National Mortgage Association	57	—	(2)	55
Federal National Mortgage Association	11,872	1	(1,684)	10,189
Federal Home Loan Mortgage Corporation	5,737	2	(926)	4,813
Asset-backed securities-private label	—	31	—	31
Asset-backed securities-government sponsored entities	2	—	—	2
Total Debt Securities Available for Sale	72,303	35	(11,914)	60,424
Equity Securities	22	—	(4)	18
Total Securities	$72,325	$35	$(11,918)	$60,442

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2024 and December 31, 2023, eighteen municipal bonds with an amortized cost of $6.2 million and fair value of $4.6 million and sixteen municipal bonds with an amortized cost of $4.9 million and fair value of $3.7 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At December 31, 2024 and 2023, no securities were pledged as collateral to the Federal Reserve Bank ("FRB") or the FHLB.

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values as of the dates indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2024
U.S. government agencies	$—	$—	$1,851	$(155)	$1,851	$(155)
Municipal bonds	371	(9)	31,917	(8,422)	32,288	(8,431)
Mortgage-backed securities	86	(1)	22,168	(4,050)	22,254	(4,051)
	$457	$(10)	$55,936	$(12,627)	$56,393	$(12,637)

December 31, 2023
U.S. government agencies	$—	$—	$1,874	$(133)	$1,874	$(133)
Municipal bonds	6,513	(1,065)	26,537	(6,659)	33,050	(7,724)
Mortgage-backed securities	57	(2)	25,293	(4,055)	25,350	(4,057)
	$6,570	$(1,067)	$53,704	$(10,847)	$60,274	$(11,914)

As of December 31, 2024, the Company’s investment portfolio included seven debt securities in the “unrealized losses less than twelve months” category and 169 debt securities in the “unrealized losses twelve months or more” category. As of December 31, 2023, the Company's investment portfolio included 23 debt securities in the “unrealized losses less than twelve months” category and 150 debt securities in the “unrealized losses twelve months or more” category.

As of December 31, 2024, the Company had 176 debt securities with a fair value of $56.4 million in an unrealized loss position. As of December 31, 2023, the Company had 173 debt securities with a fair value of $60.3 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers, and other available credible published sources in evaluating credit risk. No credit risk was found and no allowance for credit losses on securities available for sale was recorded as of December 31, 2024 or December 31, 2023. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $254,000 as of December 31, 2024 and $260,000 as of December 31, 2023 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the year ended December 31, 2024, the Company did not sell any debt securities. During the year ended December 31, 2023, the Company sold 40 municipal bonds and 2 mortgage-backed securities resulting in gross realized losses of $59,000 with an amortized cost of $9.8 million.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2024:
Less than one year	$—	$—
After one year through five years	2,086	1,965
After five years through ten years	10,757	9,394
After ten years	29,882	22,780
Mortgage-backed securities	26,305	22,254
Asset-backed securities	1	29
Total Debt Securities	$69,031	$56,422

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

Equity Securities

At December 31, 2024 and 2023, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the years ended December 31, 2024 and 2023, the Company recognized an unrealized gain of $54,000 and $11,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no sales of equity securities during the years ended December 31, 2024 and 2023.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,	December 31,
	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$161,331	$172,005
Home Equity	47,456	51,869
Commercial (2)	320,984	316,986
Total real estate loans	529,771	540,860
Other Loans:
Commercial	15,728	16,546
Consumer(3)	991	1,130
Total gross loans	546,490	558,536
Net deferred loan costs	3,263	3,755
Allowance for credit losses on loans	(5,133)	(6,463)
Loans receivable, net	$544,620	$555,828

(1)
Includes one- to four-family construction loans of $0 and $466,000 as of December 31, 2024 and 2023, respectively.
(2)
Includes commercial construction loans of $18.9 million and $16.4 million as of December 31, 2024 and 2023, respectively.
(3)
Includes overdraft protection of $39,000 and $35,000 as of December 31, 2024 and 2023, respectively.

Residential real estate loans serviced for others by the Company totaled $35.8 million and $39.0 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, and 2023, $39.4 million and $55.8 million, respectively, of one- to four-family residential real estate loans were pledged as collateral for advances from the FHLB.

At December 31, 2024 and 2023, loans to related parties including officers and directors and their affiliates were immaterial as a percentage of our loan portfolio.

The ability of the Company’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographical area they reside. Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy. Substantially all of the Company’s loans are in Western New York and, accordingly, the ultimate collectability of a substantial portion of the loans is susceptible to changes in market conditions in this primary market area.

Note 5 - Allowance for Credit Losses

Allowance for Credit Losses for Loans

The Company adopted ASU 2016-13 on January 1, 2023 at which time the Company implemented the current expected credit loss model in estimating the allowance for credit losses valuation account. Adjustments to the allowance for credit losses on loans is recognized in (credit) provision for credit losses on the consolidated statements of income. As part of the CECL model calculation, the loan portfolio is segmented into the following loan types:

Real Estate Loans:

•
Residential, One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York’s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures verify that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.
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

Other Loans:

•
Commercial – includes business installment loans, lines of credit, and other commercial loans. Most of our commercial loans are for terms generally not in excess of five years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

•
Consumer – consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans, and lines of credit. Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Included in the Real Estate Loans for residential, one- to four-family and commercial real estate are loans to finance the construction of either a one- to four-family owner occupied home or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family residential mortgage or a commercial real estate mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm or other third party. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

The following tables detail the changes in the allowance for credit losses by loan segment for the years ended December 31, 2024 and 2023 as well as the related loan balances by individually evaluated and collectively evaluated as of December 31, 2024 and 2023.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2024
Allowance for Credit Loss on Loans
Balance - January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(41)	(41)
Recoveries	10	—	—	—	9	19
(Credit) provision	(152)	(76)	(1,060)	(50)	30	(1,308)
Balance – December 31, 2024	$390	$137	$4,171	$421	$14	$5,133
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$390	$137	$4,171	$421	$14	$5,133

Gross Loans Receivable(3):
Ending balance	$161,331	$47,456	$320,984	$15,728	$991	$546,490
Ending balance: individually evaluated	$131	$—	$1,242	$—	$—	$1,373
Ending balance: collectively evaluated	$161,200	$47,456	$319,742	$15,728	$991	$545,117

(1)
There were no one- to four-family construction loans at December 31, 2024.
(2)
Includes commercial construction loans.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,133) or net deferred loan costs of $3,263.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Unallocated	Total
	(Dollars in thousands)
December 31, 2023
Allowance for Credit Loss on Loans
Balance- January 1, 2023	$411	$217	$5,746	$509	$47	$135	$7,065
Impact of adopting ASC 326	201	114	55	72	(25)	(135)	282
Charge-offs	(3)	—	—	—	(58)	—	(61)
Recoveries	2	—	35	29	8	—	74
(Credit) provision	(79)	(118)	(605)	(139)	44	—	(897)
Balance – December 31, 2023	$532	$213	$5,231	$471	$16	$—	$6,463
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$532	$213	$5,231	$471	$16	$—	$6,463
Gross Loans Receivable(3):
Ending balance	$172,005	$51,869	$316,986	$16,546	$1,130	$—	$558,536
Ending balance: individually evaluated	$140	$—	$1,242	$—	$—	$—	$1,382
Ending balance: collectively evaluated	$171,865	$51,869	$315,744	$16,546	$1,130	$—	$557,154
(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(6,463) or net deferred loan costs of $3,755.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the consolidated statements of financial condition, with adjustments to the reserve recognized in the (credit) provision for credit losses on the consolidated statements of income. The Company did not record an allowance on unfunded loan commitments prior to January 1, 2023. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the years ended December 31, 2024 and 2023 were as follows:

For the years ended December 31, 2023 and 2024
(Dollars in thousands)
Balance at December 31, 2022	$—
Impact of CECL Adoption	633
(Credit) Provision for Credit Losses	(146)
Balance at December 31, 2023	487
(Credit) Provision for Credit Losses	(171)
Balance at December 31, 2024	$316

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at December 31, 2024 and 2023.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$1,891	$1,904	$1,891	$1,904
Home Equity	683	196	683	196
Commercial Real Estate (2)	1,226	1,242	1,226	1,242
Other Loans:
Commercial	—	—	—	—
Consumer	4	5	4	5
Total loans	$3,804	$3,347	$3,804	$3,347

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the years ended December 31, 2024 and 2023. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family(1)	$1,035	$454	$662	$2,151	$159,180	$161,331
Home equity	318	26	596	940	46,516	47,456
Commercial(2)	—	—	1,242	1,242	319,742	320,984
Other Loans:
Commercial	—	—	—	—	15,728	15,728
Consumer	3	2	—	5	986	991
Total	$1,356	$482	$2,500	$4,338	$542,152	$546,490

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family(1)	$1,488	$3	$276	$1,767	$170,238	$172,005
Home equity	315	583	56	954	50,915	51,869
Commercial(2)	—	—	1,242	1,242	315,744	316,986
Other Loans:
Commercial	—	—	—	—	16,546	16,546
Consumer	6	—	1	7	1,123	1,130
Total	$1,809	$586	$1,575	$3,970	$554,566	$558,536

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of December 31, 2024 and 2023 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
December 31, 2024:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$134	$—	$—	$—	$—	$134
Commercial	200	—	1,026	—	—	1,226
Total	$334	$—	$1,026	$—	$—	$1,360
December 31, 2023:
Real Estate Loans:
Residential, one- to four-family	$143	$—	$—	$—	$—	$143
Commercial	200	—	1,026	—	—	1,226
Total	$343	$—	$1,026	$—	$—	$1,369

There was no allowance recorded on the above noted collateral-dependent loans as of December 31, 2024 and 2023.

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

The following tables present gross loans by credit quality indicator by origination year at December 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024:	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$5,554	$11,684	$33,058	$26,594	$16,272	$66,081	$—	$159,243
Substandard	—	—	447	265	—	1,377	—	2,088
Doubtful	—	—	—	—	—	—	—	—
Total	$5,554	11,684	$33,504	$26,859	$16,272	$67,458	$—	$161,331
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity(2):
Pass	$102	$2,712	$2,297	$76	$34	$574	$40,899	46,694
Substandard	—	—	—	—	—	—	762	762
Doubtful	—	—	—	—	—	—	—	—
Total	$102	$2,712	$2,297	$76	$34	$574	$41,661	$47,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$33,959	$17,498	$84,218	$41,871	$33,021	$97,472	$644	$308,683
Special mention	—	—	—	—	895	1,646	—	2,541
Substandard	—	—	—	—	1,242	8,517	—	9,759
Doubtful	—	—	—	—	—	—	—	—
Total	$33,959	$17,498	$84,218	$41,871	$35,158	$107,636	$644	$320,984
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$3,232	$981	$1,980	$483	$349	$1,745	$2,725	$11,496
Special mention	—	—	—	165	—	146	782	1,093
Substandard	—	—	—	—	—	2,183	956	3,139
Doubtful	—	—	—	—	—	—	—	—
Total	$3,232	$981	$1,980	$648	$349	$4,074	$4,463	$15,728
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$258	$118	$138	$35	$98	$115	$223	$986
Substandard	—	—	—	—	—	—	4	4
Doubtful	—	—	—	—	—	—	—	—
Total	$258	$118	$138	$35	$98	$115	$228	$991
Current period gross charge-offs	$5	$—	$2	$—	$—	$—	$34	$41
(1)
There were no one- to four-family construction loans at December 31, 2024.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans.

	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
December 31, 2023:	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$12,203	$36,103	$29,486	$17,975	$10,075	$63,928	$—	$169,770
Substandard	—	262	39	92	270	1,572	—	2,235
Doubtful	—	—	—	—	—	—	—	—
Total	$12,203	$36,365	$29,525	$18,067	$10,345	$65,500	$—	$172,005
Current period gross charge-offs	$—	$—	$3	$—	$—	$—	$—	$3

Home Equity(2):
Pass	$3,660	$3,120	$102	$47	$274	$511	$43,862	$51,576
Substandard	—	—	—	—	—	—	293	293
Doubtful	—	—	—	—	—	—	—	—
Total	$3,660	$3,120	$102	$47	$274	$511	$44,155	$51,869
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$15,396	$85,587	$50,797	$42,226	$38,694	$72,256	$—	$304,956
Special mention	—	—	—	984	682	—	—	1,666
Substandard	—	—	—	1,242	5,386	3,736	—	10,364
Doubtful	—	—	—	—	—	—	—	—
Total	$15,396	$85,587	$50,797	$44,452	$44,762	$75,992	$—	$316,986
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$1,243	$2,591	$732	$622	$1,901	$4,997	$—	$12,086
Special mention	—	—	263	—	764	—	—	1,027
Substandard	—	—	—	—	3,114	319	—	3,433
Doubtful	—	—	—	—	—	—	—	—
Total	$1,243	$2,591	$995	$622	$5,779	$5,316	$—	$16,546
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$269	$245	$79	$136	$2	$210	$184	$1,125
Substandard	—	—	2	1	—	—	2	5
Doubtful	—	—	—	—	—	—	—	—
Total	$269	$245	$81	$137	$2	$210	$186	$1,130
Current period gross charge-offs	$—	$8	$3	$3	$4	$—	$40	$58
(1)
Includes one- to four-family construction loans.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans.

Modifications with Borrowers Experiencing Financial Difficulty:

Occasionally, the Company modifies loans to borrowers in financial distress by providing modifications to loans that it would not normally grant. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar circumstances. These concessions may include, but are not limited to, principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses.

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

There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2024.

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

	Principal Forgiveness		Payment Delay	Term Extension	Interest Rate Reduction	Add Co-Borrower/ Guarantor	Combination Term Extension and Add Co-Borrower	Percentage of Total Class of Financing Receivable
	(Dollars in thousands)

Real Estate Loans
Commercial real estate		$—	$—	$—	$—	$4,859	$—	1.53%
Other loans
Commercial		—	—	—	—	—	1,046	6.24%
Total	$		$—	$—	$—	$4,859	$1,046

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension and Added Co-Borrower
Loan Type	Financial Effect

Commercial Real Estate	Added a co-borrower with financial ability to strengthen the credit risk related to this particular loans. No other modification was made to this loan that had a financial effect on the borrower(s).
Other - Commercial

Added a weighted-average of 5 years to the life of the loans, which reduced the monthly payment amount for the borrowers. Added a co-borrower with financial ability to strengthen the credit risk related to these particular loans.

None of the loans that were modified during the year ended December 31, 2023 subsequently defaulted and no modified loans were past due or on non-accrual as of December 31, 2024.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was no foreclosed real estate at December 31, 2024, and $34,000 at December 31, 2023, which was included as a component of other assets on the consolidated statements of financial condition. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $927,000 at December 31, 2024 and $158,000 at December 31, 2023.

Note 6- Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2024	2023
	(Dollars in thousands)
Land	$1,210	$1,210
Buildings and improvements	13,247	13,186
Furniture and equipment	7,600	7,596
Premises and equipment, gross	22,057	21,992
Accumulated depreciation	(14,839)	(14,122)
Premises and equipment, net	$7,218	$7,870

Depreciation of premises and equipment amounted to $739,000 and $807,000 for the years ended December 31, 2024 and 2023, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 7 - Deposits

Deposits consist of the following at the dates indicated:

	December 31,
	2024		2023

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$96,412	—%	$95,186	—%
Interest bearing	65,020	0.09	72,966	0.10
Money market accounts	149,550	2.26	137,374	2.75
Savings accounts	54,322	0.06	64,584	0.07
Time deposits	207,674	3.96	220,814	3.93
	$572,978	2.04%	$590,924	2.13%

Scheduled maturities of time deposits at December 31, 2024 were as follows (dollars in thousands):

2025	$181,954
2026	16,525
2027	5,415
2028	3,056
2029	724
Thereafter	—
$207,674

Time deposit accounts with balances of $250,000 or more amounted to $33.9 million and $38.4 million at December 31, 2024 and 2023, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)

Interest bearing demand deposits	$64	$75
Money market accounts	3,811	1,914
Savings accounts	40	47
Time deposits	9,162	6,033
	$13,077	$8,069

At December 31, 2024 and 2023, deposits of directors, executive officers and their affiliates totaled $1.6 million and $2.0 million, respectively.

At December 31, 2024 and 2023, there existed no deposit relationships greater than 5% of the Company's total deposits.

Note 8 - Borrowings

At December 31, 2024 and 2023, the Company had written agreements with the Federal Home Loan Bank of New York (“FHLBNY”), which allows it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2024 and 2023, our maximum lending value was $26.7 million and $36.8 million, respectively, and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.

At December 31, 2024 and December 31, 2023, the Company had no short-term borrowings from the FHLBNY.

At December 31, 2024 and 2023, the Company had long-term debt outstanding under the written agreement with the FHLBNY of $10.3 million and $35.3 million, respectively. All of the advances outstanding at December 31, 2024 and 2023 were term borrowings with initial terms of one to six years at fixed rates of interest ranging from 1.70% to 5.20%. As of December 31, 2024 and 2023, the weighted average interest rate was 3.73% and 3.41%, respectively.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	At December 31, 2024		At December 31, 2023
Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars in thousands)

In one year	$8,250	3.79%	$25,000	3.28%
In two years	1,000	3.49%	8,250	3.79%
In three years	1,000	3.49%	1,000	3.49%
In four years	—	—%	1,000	3.49%
In five years	—	—%	—	—%
	$10,250	3.73%	$35,250	3.41%

We have a written agreement with the FRB discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At December 31, 2024 and December 31, 2023 there were no securities pledged to the FRB.

The Company has also established an unsecured line of credit with a correspondent bank for $20.0 million at December 31, 2024. At December 31, 2023, the Company had $27.0 million of credit lines established with correspondent banks, of which $25.0 million was unsecured and the remaining $2.0 million was secured by a pledge of the Company's securities when draws were made. At December 31, 2024 and 2023, there were no borrowings on these lines.

Note 9 - Lease Obligations

The Company leases certain branch offices under operating or finance leases. Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

As of December 31, 2024 and 2023, two of the Company’s branch offices were under an operating lease with associated ROU assets of $938,000 and $231,000, respectively, and lease liabilities of $944,000 and $242,000, respectively. The ROU assets are recorded under other assets and the lease liabilities are recorded under other liabilities and accrued interest payable on the consolidated statements of financial condition.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for each of the years ended December 31, 2024 and 2023 were $152,000 and $150,000, respectively.

The table below summarizes information related to our lease liabilities at or for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
(dollars in thousands)	2024	2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$157	$157
Operating cash flows from finance leases	44	51
Financing cash flows from finance leases	93	81

Weighted-average remaining lease term in years – operating leases	5.9	1.6
Weighted-average discount rate – operating leases	4.35%	2.61%

The Company has one long-term finance lease agreement for a branch location and the outstanding balance of the finance lease (included in other liabilities and accrued interest payable on the consolidated statements of financial condition) at December 31, 2024 and 2023 was $378,000 and $475,000, respectively, with a discount rate of 9.22%. The remaining term of this lease is 3.5 years. The asset related to this finance lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of $797,000 and $756,000 at December 31, 2024 and 2023, respectively.

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2024:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2025	$167	$136
2026	184	136
2027	184	136
2028	184	56
2029	184	—
2030 and thereafter	172	—
Total Lease Payments	$1,075	$464
Less: Amounts representing interest	(131)	(86)
Present value of lease liabilities	$944	$378

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

The provision for income tax expense consists of the following:

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)

Current:
Federal	$802	$1,377
State	5	5
Total Current	807	1,382

Deferred:
Federal	128	17
State	—	—
Total Deferred	128	17

Total Income Tax Expense	$935	$1,399

A reconciliation of the statutory federal income tax at a rate of 21% for the years ended December 31, 2024 and 2023 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2024	2023

Federal income tax at statutory rate	21.0%	21.0%
State benefit, net of federal expense	(1.9)	(1.3)
Tax-exempt interest income	(2.8)	(3.3)
Deferred tax valuation allowance	1.9	1.3
Life insurance income	(3.8)	3.5
Other	1.5	1.3
Total Income Tax Expense	15.9%	22.5%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
Deferred tax assets:
Unrealized losses on securities available for sale	$3,271	$3,075
Allowance for credit loss	1,413	1,798
Deferred compensation	1,554	1,460
Net operating losses ("NOL")	290	153
Impairment of equity investments	130	129
Accrued expenses	98	84
Right of use liabilities	196	48
Stock options granted	11	16
Other	—	13
Total Deferred Tax Assets	6,963	6,776

Deferred tax liabilities:
Deferred loan origination costs	(846)	(972)
Depreciation	(464)	(576)
Prepaid expenses	(123)	(36)
Right of use assets	(197)	(49)
Other	(62)	(49)
Total Deferred Tax Liabilities	(1,692)	(1,682)

Deferred tax valuation allowance	(1,354)	(1,203)

Net Deferred Tax Asset	$3,917	$3,891

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2024 and 2023. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2024, except for the following:

•
Valuation allowance of $130,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and
•
Valuation allowance of $1,224,000 on state deferred tax assets with anticipated net operating loss expiration dates of 2035 through 2044, as well as unrealized losses on securities available for sale.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law. Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets. There was a $151,000 increase in the deferred tax valuation recorded during 2024 and a $77,000 increase in the deferred tax valuation recorded during 2023.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2024 and 2023, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Current income tax guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2024 and 2023. As of December 31, 2024, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2021, 2022, 2023, and 2024 remain subject to examination by the IRS. The state tax returns for the years ended December 31, 2021, 2022, 2023, and 2024 for New York State remain subject to examination.

Note 11 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who are employed on the first month following their initial date of employment and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing, and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the eligible employee's salary deferral, up to 6% of such employee’s compensation, once an employee is eligible to participate in the 401(k) plan. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2024 and 2023 was $554,000 and $452,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan (the “1999 Plans”). Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. The Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under the 1999 Plans of $278,000 and $324,000 at December 31, 2024 and 2023, respectively. This liability was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2024 and 2023.

The Company’s expense for the 1999 Plans was $18,000 and $23,000 for the years ended December 31, 2024 and 2023, respectively.

2001 and 2012 Supplemental Benefit Plans

Effective October 1, 2001, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan (collectively, the “2001 Plans”). The Company amended and restated the 2001 Plans effective November 1, 2015.

Effective January 27, 2016, the Company amended the 2001 Supplemental Benefit Plan for Directors, resulting in a change to the benefit formula from a fixed, pre-determined dollar benefit. The formula provides a benefit equal to a percentage of the director’s average pay. The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. The benefit is payable over a period of fifteen years beginning the month following age 72, unless termination occurs due to disability, death, or a change in control.

Effective May 18, 2016, the Company amended the 2001 Supplemental Benefit Plan for Executives resulting in a change in the benefit formula from a fixed, pre-determined dollar benefit to a formula-based benefit. The formula provides a benefit equal to a percentage of the executive’s average pay. The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. A reduced benefit is payable if a termination of service occurs prior to age 65. The benefit is payable over a period of fifteen years beginning the month following age 65, unless termination occurs due to disability, death, or a change in control.

The 2001 Plans are unfunded. The Company had a liability under these plans of $2.9 million and $2.8 million at December 31, 2024 and 2023, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2024 and 2023.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the executive attains age 67, the executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the executive terminates his employment for a reason other than death, disability, cause, or a change in control, before the executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $1.5 million and $1.6 million as of December 31, 2024 and 2023, respectively. This liability was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2024 and 2023.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company.

The Company’s expense for the 2001 and 2012 Plans was $370,000 and $819,000 for the years ended December 31, 2024 and 2023, respectively.

2018 Retention Agreement

Effective March 29, 2018, the Company entered into a retention agreement with one executive. The agreement provides that the executive will receive a payment of $1.4 million (the "Normal Retention Payment") provided that the executive remains continuously employed with the Bank through March 29, 2028 (the "Retention Date"). The Normal Retention Payment will be paid in three equal installments on March 29, 2028, January 2, 2029, and January 2, 2030. If the executive's employment is terminated without cause or for good reason (as defined in the agreement) prior to the Retention Date, the executive will receive the vested account balance as set forth in the agreement. In the event that the executive's employment terminates prior to the Retention Date due to death or disability, the executive or his beneficiary, as applicable, will generally receive the vested account balance. If the executive's employment is terminated prior to the Retention Date and within two years of a change in control (as defined in the agreement), the executive will receive the Normal Retention Payment in a lump sum payment. The Company has a liability under this plan of $775,000 and $627,000 as of December 31, 2024 and 2023, respectively. This liability was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2024 and 2023.

The Company’s expense for the 2018 Plan was $147,000 and $135,000 for the years ended December 31, 2024 and 2023, respectively.

The Company has purchased bank owned life insurance for the purpose of funding the liabilities related to the 1999 Supplemental Benefit Plans, the 2001 and 2012 Supplemental Benefit Plans, and the 2018 Retention Agreement. The cash surrender value of such bank owned life insurance amounted to $29.3 million at December 31, 2024 and $29.4 million at December 31, 2023.

2024 Supplemental Executive Retirement Plan Agreement

Effective December 16, 2024, the Company entered into a supplemental executive retirement plan with one executive which replaces the prior supplemental executive retirement plan that the Company entered into with the executive on July 16, 2024. Under the plan, if the executive terminates employment on or after age 67, the Bank will pay the annual amount that is paid from the annuity contracts as defined in the plan, with such annual amount payable in twelve equal monthly installments for 15 years, and if the executive is living at the end of the 15 year payment period, such payments will continue for the remainder of the executive’s life. If the executive terminates employment before age 67, the Bank will pay the executive an amount equal to the amount that is paid from the annuity contracts, with such annual amount payable in twelve equal monthly installments for 15 years, and if the executive is living at the end of the 15 year payment period, such payments will continue for the remainder of the executive’s life. The plan also provides a benefit in the event of the executives disability, death, or upon the occurrence of a change in control followed by a qualifying termination of employment. The Company has a liability under this plan of $175,000 as of December 31, 2024, which was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.00% in 2024. The annuity contracts amounted to $3.2 million as of December 31, 2024 and were included within other assets on the consolidated statements of financial condition.

The Company's expense for the 2024 plan was $175,000 for the year ended December 31, 2024.

Note 12 – Stock-based Compensation

As of December 31, 2024, the Company had three active stock-based compensation plans, which are described below. The compensation cost related to these plans was $345,000 and $103,000 for the years ended December 31, 2024 and 2023, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders, permitted the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. The Stock Option Plan expired on October 24, 2016 and grants of options can no longer be awarded.

Both incentive stock options and non-qualified stock options have been granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five year period.

A summary of the status of the Stock Option Plan during the year ended December 31, 2024 and 2023 is presented below:

	2024			2023
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	58,857	$14.38		58,857	$14.38
Granted	—	—		—	—
Exercised	—	—		—	—
Forfeited	(31,035)	$14.38		—	$—
Outstanding at end of period	27,822	$14.38	1.8 years	58,857	$14.38	2.8 years
Options exercisable at end of period	27,822	$14.38	1.8 years	58,857	$14.38	2.8 years

At December 31, 2024, stock options granted under this plan had no intrinsic value and there were no remaining options available for grant under the Stock Option Plan. At December 31, 2024 all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorizes the issuance of up to 180,000 shares of common stock pursuant to grants of restricted stock awards and up to 20,000 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and non-employee directors of Lake Shore Bancorp or its subsidiaries are eligible to receive awards under the EIP, except that non-employee directors may not be granted incentive stock options. The EIP expired on April 24, 2024 and grants of awards can no longer be made.

The Board of Directors granted restricted stock awards under the EIP during 2024 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

April 23, 2024	19,730	100% on April 23, 2025	$10.69	Non-employee directors
April 23, 2024	32,522	25% per year for four years with first vesting on April 23, 2025	$10.69	Employees

The Board of Directors granted stock options under the EIP during the year ended December 31, 2024 as follows:

Grant Date	Number of Stock Option Awards	Vesting	Exercise Price	Awardees

April 23, 2024	9,306	20% per year for five years with first vesting on April 23, 2025	$10.69	Non-employee directors

A summary of the status of unvested restricted stock awards under the EIP for the years ended December 31, 2024 and 2023 is as follows:

	At December 31, 2024	Weighted Average Grant Price (per Share)	At December 31, 2023	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	18,118	$13.91	43,866	$15.02
Granted	52,252	10.69	8,282	12.91
Vested	(11,725)	13.58	(11,734)	15.39
Forfeited	(1,644)	11.50	(22,296)	14.93
Unvested shares outstanding at end of period	57,001	$11.10	18,118	$13.91

As of December 31, 2024, there were 121,346 shares of restricted stock vested or distributed to eligible participants under the EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to restricted stock awards under the EIP amounted to $242,000 and $17,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, $358,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 24.2 months.

A summary of the status of stock options under the EIP for the years ended December 31, 2024 and 2023 is as follows:

	2024				2023
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	13,101	$14.38			20,000	$14.38
Granted	9,306	10.69			—	—
Exercised	—	—			—	—
Forfeited	(9,307)	14.38			—	—
Expired	—	—			(6,899)	$14.38
Outstanding at end of period	13,100	$11.76	$28,000	7.1 years	13,101	$14.38	2.8 years

Options exercisable at end of period	3,794	$14.38	$—	1.8 years	13,101	$14.38	2.8 years

	Options	Exercise Price	Fair Value	Remaining Contractual Life
Fair value of options granted	9,306	$10.69	$28,000	9.3 years

Compensation expense related to unvested stock options under the EIP amounted to $4,000 for the year ended December 31, 2024. There was no compensation expense related to stock option under the EIP for the year ended December 31, 2023. At December 31, 2024, $24,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 4.3 years. During April 2024, the Company granted all remaining options available under the EIP. The EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of December 31, 2024, the balance of the loan to the ESOP was $1.2 million and the fair value of unallocated shares was $1.3 million. As of December 31, 2024, there were 66,117 allocated shares and 95,219 unallocated shares compared to 74,895 allocated shares and 103,153 unallocated shares at December 31, 2023. The ESOP compensation expense was $99,000 for the year ended December 31, 2024 and $86,000 for the year ended December 31, 2023 based on 7,935 shares earned in each of those years.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2024 and 2023 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 were as follows:

	Fair Value Measurements at December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,851	$—	$1,851	$—
Municipal bonds	32,288	—	32,288	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	8,942	—	8,942	—
Government National Mortgage Association	50	—	50	—
Federal National Mortgage Association	9,013	—	9,013	—
Federal Home Loan Mortgage Corporation	4,240	—	4,240	—
Asset-backed securities:
Private label	28	—	28	—
Government sponsored entities	1	—	1	—
Total Debt Securities	56,422	—	56,422	—
Equity securities	73	73	—	—
Total Securities	$56,495	$73	$56,422	$—

	Fair Value Measurements at December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities
U.S. government agencies	$1,874	$—	$1,874	$—
Municipal bonds	33,050	—	33,050	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	10	—	10	—
Collateralized mortgage obligations-government sponsored entities	10,400	—	10,400	—
Government National Mortgage Association	55	—	55	—
Federal National Mortgage Association	10,189	—	10,189	—
Federal Home Loan Mortgage Corporation	4,813	—	4,813	—
Asset-backed securities:
Private label	31	—	31	—
Government sponsored entities	2	—	2	—
Total Debt Securities	60,424	—	60,424	—
Equity securities	18	18	—	—
Total Securities	$60,442	$18	$60,424	$—

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the measurement date, based on either a recent appraisal or discounted cash flows based on market conditions. Accordingly, collateral-dependent loans are classified within Level 3 of the fair value hierarchy. The Company had no collateral-dependent loans with a recorded allowance for credit losses as of December 31, 2024 and December 31, 2023.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was no foreclosed real estate at December 31, 2024 and $34,000 at December 31, 2023, which was included as a component of other assets on the consolidated statements of financial condition. The Company did not have repossessed assets at December 31, 2024 and December 31, 2023.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs as well as management judgment and estimation. Mortgage servicing rights amounted to $177,000 and $191,000 at December 31, 2024 and December 31, 2023, respectively, and were included as a component of other assets on the consolidated balance sheets.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2024
Mortgage servicing rights	$177	$—	$—	$177

At December 31, 2023
Collateral-dependent loans	$1,369	$—	$—	$1,369
Foreclosed real estate	34	—	—	34
Mortgage servicing rights	191	—	—	191

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At December 31, 2024
Mortgage servicing rights	$177	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	5.17 - 6.17 years	5.67 years

At December 31, 2023
Collateral-dependent loans	$1,369	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00-10.00%	9.75%
Foreclosed real estate	34	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%
Mortgage servicing rights	191	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.09%	0.09%
			Estimated Life of Loans	5.32 years	5.32 years

(1)
The fair value is based on a discounted cash flow model. The model’s key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loan.
(2)
Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(3)
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

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,131	$33,131	$33,131	$—	$—
Securities	56,495	56,495	73	56,422	—
Federal Home Loan Bank stock	1,157	1,157	—	1,157	—
Loans receivable, net	544,620	525,728	—	—	525,728
Accrued interest receivable	2,819	2,819	—	2,819	—
Bank-owned life insurance	29,340	29,340	—	29,340	—
Mortgage servicing rights	177	177	—	—	177
Financial liabilities:
Deposits	572,978	572,082	—	572,082	—
Long-term debt	10,250	10,199	—	10,199	—
Accrued interest payable	99	99	—	99	—

	Fair Value Measurements at December 31, 2023
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$53,730	$53,730	$53,730	$—	$—
Securities	60,442	60,442	18	60,424	—
Federal Home Loan Bank stock	2,293	2,293	—	2,293	—
Loans receivable, net	555,828	530,735	—	—	530,735
Accrued interest receivable	2,835	2,835	—	2,835	—
Bank-owned life insurance	29,355	29,355	—	29,355	—
Mortgage servicing rights	191	191	—	—	191
Financial liabilities:
Deposits	590,924	589,243	—	589,243	—
Long-term debt	35,250	34,757	—	34,757	—
Accrued interest payable	829	829	—	829	—

Note 14 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies or bank holding companies with consolidated assets under $3 billion.

As a result of the Economic Growth, Regulatory Relief, and Consumer Act, the federal banking agencies have developed a minimum “Community Bank Leverage Ratio” ("CBLR") for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank’s capital levels exceed the CBLR, it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum CBLR at 9.00%. The Bank elected to be subject to the CBLR when it became effective on January 1, 2020.

As of December 31, 2024 and 2023, the Bank was considered a “qualifying community bank” and its CBLR was 13.83% and 12.68%, respectively, therefore it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.

Following is a reconciliation of the Bank’s GAAP capital to regulatory Tier 1 and CET 1 capital for December 31, 2024 and 2023:

	December 31,
	2024	2023
	(Dollars in thousands)

GAAP (Equity) Capital:	$87,280	$82,487
Plus:
Unrealized losses on available-for-sale debt securities, net of tax	9,964	9,385
Tier 1 Capital and CET 1 Capital	$97,244	$91,872

In order to be considered “well-capitalized” by the OCC, a savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At December 31, 2024, the Bank’s Tier 1 Leverage capital ratio was 13.83% and its Total Risk-Based capital ratio was 18.79% and accordingly the Bank was considered to be well-capitalized.

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2024 and 2023, respectively. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the "ESOP"). Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Years Ended December 31,
	2024	2023
Numerator – net income	$4,931,000	$4,820,000
Denominator:
Basic weighted average shares outstanding	5,621,824	5,855,505
Increase in weighted average shares outstanding due to:
Stock options(1)	—	—
Diluted weighted average shares outstanding(1)	5,621,824	5,855,505

Earnings per share:
Basic	$0.88	$0.82
Diluted	$0.88	$0.82

(1)
Weighted average stock options to purchase 34,740 shares under the Company's 2006 Stock Option Plan and 17,562 shares under the EIP at $14.38 and $10.69, respectively, were outstanding during the year ended December 31, 2024. Weighted average stock options to purchase 58,857 shares under the Company's 2006 Stock Option Plan and 13,101 shares under the EIP at $14.38 were outstanding during the year ended December 31, 2023. For both periods presented, these options were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 16 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There was a $316,000 and $487,000 allowance for credit losses associated with these commitments at December 31, 2024 and December 31, 2023, respectively.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	December 31,	December 31,
	2024	2023
	(Dollars in thousands)

Commitments to grant loans	$3,098	$21,045
Unfunded commitments to fund loans and lines of credit	96,711	75,721
Commercial and Standby letters of credit	765	1,212

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
Note 17 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent savings and loan holding company, Lake Shore Bancorp, Inc., as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023.

Statements of Financial Condition

	December 31,
	2024	2023
	(Dollars in thousands)
Assets
Cash and due from banks	$906	$2,272
Investment in subsidiary	87,281	82,487
ESOP loan receivable	1,224	1,294
Other assets	607	337
Total assets	$90,018	$86,390

Liabilities and Stockholders' Equity
Other liabilities	150	117
Total stockholders' equity	89,868	86,273
Total liabilities and stockholders' equity	$90,018	$86,390

Statements of Income

	For the Years Ended
	December 31,
	2024	2023
	(Dollars in thousands)
Interest Income	$98	$183
Other	6	7
Total Income	104	190
Non-interest Expenses	489	577
Loss before income taxes and equity in undistributed net income of subsidiary	(385)	(387)
Income tax benefit	(99)	(81)
Loss before undistributed net income of subsidiary	(286)	(306)
Equity in undistributed net income of subsidiary	5,217	5,126
Net Income	$4,931	$4,820

Statements of Cash Flows

	For the Years Ended
	December 31,
	2024	2023
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$4,931	$4,820
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
ESOP shares committed to be released	99	86
Stock based compensation expense	246	17
(Increase) decrease in other assets	(426)	297
Increase in other liabilities	33	87
Equity in undistributed earnings of subsidiary	(5,217)	(5,126)
Net Cash (Used in) Provided by Operating Activities	(334)	181
Cash Flows from Investing Activities:
Payments received on ESOP loan	70	65
Net Cash Provided by Investing Activities	70	65
Cash Flows from Financing Activities:
Purchase of treasury stock	(20)	(58)
Cash dividends paid	(1,082)	—
Net Cash Used in Financing Activities	(1,102)	(58)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,366)	188
Cash and Cash Equivalents - Beginning	2,272	2,084
Cash and Cash Equivalents - Ending	$906	$2,272

Note 18 – Treasury Stock

During the year ended December 31, 2024, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of December 31, 2024, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2024, the Company transferred 52,252 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards that had been granted under the plan. During the year ended December 31, 2024, there were 1,644 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share due to forfeitures. The Company repurchased 1,670 shares upon the vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.82 per share, during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of December 31, 2023, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the year ended December 31, 2023, the Company transferred 8,282 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards that had been granted under the plan. During the year ended December 31, 2023, there were 22,296 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $9.39 per share due to forfeitures. The Company repurchased 4,923 shares upon the vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.60 per share, during the year ended December 31, 2023.

Note 19 – Other Comprehensive (Loss) Income

In addition to presenting the consolidated statements of comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(726)	$152	$(574)	$1,146	$(241)	$905
Less: reclassification adjustment related to:
Loss on sale of securities included in net income	—	—	—	59	(12)	47
Recovery on previously impaired investment securities included in net income	(6)	1	(5)	(7)	2	(5)
Total Other Comprehensive (Loss) Income	$(732)	$153	$(579)	$1,198	$(251)	$947

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the years ended December 31,		on the Consolidated
Components	2024	2023	Statements of Income
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Loss on sale of securities included in net income	$—	$59	Loss on sale of securities available for sale
Recovery on previously impaired investment securities	(6)	(7)	Recovery on previously impaired investment securities
Provision for income tax expense (benefit)	1	(10)	Income tax expense
Total reclassification for the period	$(5)	$42	(Increase to) Reduction of Net Income

Note 20 – Revenue Recognition

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers. When a customer makes a deposit, the Company records a liability because the Company has an obligation to deliver funds to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.

Debit Card Fees

Debit card fees are primarily comprised of interchange fees earned whenever the Company’s debit cards are used to purchase goods or services from a merchant via a card payment network, such as MasterCard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value. The Company’s performance obligations for interchange income are largely satisfied and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately.

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

Fees and Other Service Charges

Fees and other service charges are primarily comprised of ATM fees, merchant services income, and other service charges. ATM fees are comprised of fees earned whenever a Company’s ATM or debit card is used at a out-of-network ATM or a non-Company cardholder uses a Company ATM. ATM fees represent a fixed fee for the convenience to cardholders for accessibility of funds. Merchant services income mainly represents fees charged to merchants serviced by a third party vendor under contract with the Company for debit or credit card processing and represents a percentage of the underlying transaction value. Other service charges include revenue from services provided to our retail or business customers which may include fees for wire transfer processing, bill pay services, cashier’s checks and other services. The Company’s performance obligation for fees and other service charges are largely satisfied and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately or in the following month.

Other

Other non-interest income consists of safe deposit rental fees. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers and therefore does not experience significant contract balances. As of December 31, 2024 and 2023, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023:

	For the years ended December 31,
	2024	2023
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Debit card fees	$816	$846
Service charges on deposit accounts	722	709
Fees and other service charges	126	127
Other	31	34
Non-interest Income (in-scope of Topic 606)	1,695	1,716
Non-interest Income (out of scope of Topic 606)	1,609	919
Total Non-Interest Income	$3,304	$2,635

Note 21 – Subsequent Events

On January 27, 2025, the Board of Directors of Lake Shore Bancorp, Inc. declared a cash dividend of $0.18 per share on its outstanding common stock. The dividend was paid on February 14, 2025 to stockholders of record as of February 10, 2025. The Company received the written approval from the Federal Reserve Bank of Philadelphia on January 9, 2025 to pay the cash dividend of $0.18 per share to its stockholders. Lake Shore, MHC waived its right to the dividend.

On January 27, 2025, the Board of Directors of Lake Shore, MHC, the parent mutual holding company of Lake Shore Bancorp, Inc., adopted a Plan of Conversion and Reorganization ("the Plan") pursuant to which Lake Shore, MHC will undertake a "second-step" conversion and Lake Shore Savings Bank, the wholly-owned subsidiary of Lake Shore Bancorp, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. Following the conversion and reorganization, Lake Shore, MHC will cease to exist and a newly-chartered stock holding company (the "New Bank Holding Company") will succeed to Lake Shore Bancorp as the stock holding company of Lake Shore Savings Bank. In connection with the second step conversion, Lake Shore Savings Bank is seeking regulatory approval to convert its charter to a New York-chartered commercial bank. Lake Shore, MHC currently owns approximately 63.4% of the outstanding shares of common stock of Lake Shore Bancorp. The proposed transaction is expected to be completed in the third quarter of 2025, subject to regulatory approval, approval by the members of Lake Shore, MHC (i.e., depositors of the Bank), and approval by the stockholders of the Company, including by a separate vote of approval by the Company's minority stockholders.

On February 4, 2025, the stockholders of Lake Shore Bancorp, Inc. approved the Company's 2025 Equity Incentive Plan which provides for the grant of stock-based awards to officers, employees, and directors of the Company and Lake Shore Savings Bank.

On March 11, 2025, the Company suspended the payment of dividends pending the completion of the second-step conversion.