Form 10-Q
period 2025-03-31
LAKE SHORE BANCORP, INC.
filed 2025-05-15
CIK 1341318

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 5,759,172 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 12, 2025.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2025	2024
	(Dollars in thousands, except share data)
	(Unaudited)
Assets
Cash and due from banks	$2,841	$2,710
Interest earning deposits	27,587	30,421
Cash and Cash Equivalents	30,428	33,131
Securities, at fair value	55,801	56,495
Federal Home Loan Bank stock, at cost	876	1,157
Loans receivable, net of allowance for credit losses of $5,170 in 2025 and $5,133 in 2024	551,640	544,620
Premises and equipment, net	7,338	7,218
Accrued interest receivable	2,930	2,819
Bank-owned life insurance	29,556	29,340
Other assets	10,427	10,724
Total Assets	$688,996	$685,504
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$493,005	$476,566
Non-interest bearing	89,725	96,412
Total Deposits	582,730	572,978
Long-term debt	4,000	10,250
Advances from borrowers for taxes and insurance	2,323	3,225
Other liabilities and accrued interest payable	9,281	9,183
Total Liabilities	598,334	595,636
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,760,272 shares outstanding at March 31, 2025 and 6,836,514 shares issued and 5,735,226 shares outstanding at December 31, 2024	68	68
Additional paid-in capital	31,537	31,512
Treasury stock, at cost (1,076,242 shares at March 31, 2025 and 1,101,288 shares at December 31, 2024)	(13,083)	(13,304)
Unearned shares held by ESOP	(917)	(938)
Unearned shares held by compensation plans	(493)	(311)
Retained earnings	83,501	82,805
Accumulated other comprehensive loss	(9,951)	(9,964)
Total Stockholders' Equity	90,662	89,868
Total Liabilities and Stockholders' Equity	$688,996	$685,504

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
	(Unaudited)
Interest Income
Loans, including fees	$7,752	$7,586
Investment securities, taxable	164	208
Investment securities, tax-exempt	217	217
Interest-earning deposits	234	598
Total Interest Income	8,367	8,609
Interest Expense
Deposits	2,842	3,244
Long-term debt	50	220
Finance lease	10	12
Total Interest Expense	2,902	3,476
Net Interest Income	5,465	5,133
Provision (Credit) for Credit Losses	48	(352)
Net Interest Income After Provision (Credit) for Credit Losses	5,417	5,485
Non-Interest Income
Service charges and fees	237	265
Debit card fees	187	195
Earnings on bank-owned life insurance	216	215
Unrealized gain on equity securities	46	11
Recovery on previously impaired investment securities	1	—
Earnings on annuity assets	22	—
Other	15	21
Total Non-Interest Income	724	707
Non-Interest Expense
Salaries and employee benefits	2,915	2,757
Occupancy and equipment	676	703
Professional services	314	327
Data processing	459	453
Telephone and communications	92	103
FDIC insurance	72	279
Postage and supplies	80	75
Advertising	11	51
Other	259	247
Total Non-Interest Expense	4,878	4,995
Income before Income Taxes	1,263	1,197
Income Tax Expense	206	183
Net Income	$1,057	$1,014
Basic and diluted earnings per common share	$0.19	$0.17
Dividends declared per share	$0.18	$—

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,057	$1,014
Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	14	(798)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(1)	—
Total Other Comprehensive Income (Loss)	13	(798)
Total Comprehensive Income	$1,070	$216

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025 and 2024 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2025	$68	$31,512	$(13,304)	$(938)	$(311)	$82,805	$(9,964)	$89,868
Net income	—	—	—	—	—	1,057	—	1,057
Other comprehensive income, net of tax expense of $3	—	—	—	—	—	—	13	13
ESOP shares earned (1,984 shares)	—	10	—	21	—	—	—	31
Compensation plan shares granted (27,197 shares)	—	—	256	—	(256)	—	—	—
Compensation plan shares earned, net of forfeitures (7,813 shares)	—	15	—	—	74	—	—	89
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(361)	—	(361)
Common stock repurchased on vesting for payroll taxes (2,151 shares)	—	—	(35)	—	—	—	—	(35)
Balance - March 31, 2025	$68	$31,537	$(13,083)	$(917)	$(493)	$83,501	$(9,951)	$90,662

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands)
Balance - January 1, 2024	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273
Net income	—	—	—	—	—	1,014	—	1,014
Other comprehensive loss, net of tax benefit of $211	—	—	—	—	—	—	(798)	(798)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares earned, net of forfeitures (1,086 shares)	—	5	—	—	10	—	—	15
Common stock repurchased on vesting for payroll taxes (1,504 shares)	—	—	(17)	—	—	—	—	(17)
Balance - March 31, 2024	$68	$31,463	$(13,777)	$(1,002)	$(29)	$79,970	$(10,183)	$86,510

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,057	$1,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	18	18
Net amortization of deferred loan costs	63	124
Provision (Credit) for credit losses	48	(352)
Recovery on previously impaired investment securities	(1)	—
Unrealized gain on equity securities	(46)	(11)
Depreciation and amortization of premises and equipment	156	194
Deferred income tax (benefit) expense	(92)	73
Increase in annuity asset	(22)	—
Increase in cash surrender value of bank-owned life insurance	(216)	(215)
ESOP shares committed to be released	31	23
Stock based compensation expense	89	15
Increase in accrued interest receivable	(111)	(148)
Increase in other assets	(243)	(141)
Impairment of foreclosed real estate	—	8
Decrease in other liabilities	(13)	(634)
Net Cash Provided by (Used In) Operating Activities	718	(32)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	739	743
Redemptions of Federal Home Loan Bank of New York Stock	281	450
Loan principal collections and originations, net	(7,122)	601
Proceeds from claim on and surrender of bank-owned life insurance	651	6,585
Proceeds from sale of foreclosed real estate	—	37
Additions to premises and equipment	(150)	(5)
Net Cash (Used in) Provided by Investing Activities	(5,601)	8,411
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,752	3,780
Net decrease in advances from borrowers for taxes and insurance	(902)	(897)
Repayment of long-term debt	(6,250)	(10,000)
Repayment of finance lease obligation	(24)	(22)
Shares of common stock repurchased on vesting for payroll taxes	(35)	(17)
Cash dividends paid	(361)	—
Net Cash Provided by (Used in) Financing Activities	2,180	(7,156)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,703)	1,223
CASH AND CASH EQUIVALENTS - BEGINNING	33,131	53,730
CASH AND CASH EQUIVALENTS - ENDING	$30,428	$54,953
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,918	$3,979
Income taxes paid	$55	$—
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$17	$(1,009)
Accrued purchases of property and equipment	$240	$—

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Significant Accounting Policies and Estimates

The interim unaudited consolidated financial statements include the accounts of Lake Shore Bancorp, Inc. (the “Company”, "Lake Shore Bancorp," “us”, “our”, or “we”) and Lake Shore Savings Bank (the “Bank”), its wholly owned subsidiary. All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation.

The interim unaudited consolidated financial statements included herein as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated statements of income for the three months ended March 31, 2025 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2025.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 and are contained in the Company's 2024 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024, other than the change in accounting estimate described below.

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

Changes in Accounting Estimates

During the first quarter of 2025, the Company transitioned its allowance for credit losses ("ACL") methodology for loans and unfunded commitments from a vintage model to a discounted cash flow model for all loan segments and loans that are not individually evaluated. In particular, loan-level probability of default ("PD") and loss severity (also referred to as loss given default ("LGD")) is applied to derive a baseline expected loss as of the valuation date. These expected default and severity rates, which are regression-derived and based on benchmark historical performance data, are calibrated to incorporate the Company's reasonable and supportable forecasts of future losses as well as any necessary qualitative adjustments. The loan segments utilized in the discounted cash flow model are consistent with those used in the vintage model and previously disclosed by the Company.

The Company relies on benchmark and peer data when deriving its best estimate of PD, LGD, and other model assumptions, including prepayment and curtailment speeds, with consideration given to a bank's size and geographical region in relation to the Company's when included within respective peer data sets. As part of the Company's estimation process, it assesses the reasonableness of data, assumptions, and model methodology utilized to derive its allowance for credit losses.

For each of the modeled segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for various elements including, but not limited to, estimated prepayment speeds, curtailment rates,

PD rates, and LGD rates. The Company utilizes national unemployment and gross domestic product ("GDP") forecasts calibrated to peer benchmark data for its reasonable and supportable forecasting of expected default within the cash flow model. To further adjust the allowance for credit losses for expected losses not already reflected within the quantitative component of the calculation, the Company considers qualitative factors for current conditions known as of the valuation date, including, but not limited to, trends in the nature and volume of the loan portfolio, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions.

The allowance for credit losses is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that the Company believes do not share risk characteristics are evaluated on an individual basis. Non-accrual loans are individually evaluated and when deemed appropriate, are assigned a reserve based on such evaluation, which may be determined by the underlying collateral value or the loan-level estimated discounted cash flows. The Company considers several factors in its determination of whether to classify loans as collateral-dependent and individually evaluate such loans. When loans are considered to be collateral-dependent, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

These refinements have been accounted for as changes in accounting estimates under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250 - Accounting Changes and Error Corrections, with prospective application beginning in the period of change.

These changes, along with attribution changes in the Bank's loan portfolio as of the valuation date, resulted in a $37,000 increase in the ACL for loans and a $9,000 increase in the reserve for unfunded commitments at March 31, 2025 when compared to December 31, 2024.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2025 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

As previously disclosed on a Current Report on Form 8-K, Lake Shore, MHC and the Company adopted an Amended and Restated Plan of Conversion and Reorganization of Lake Shore, MHC, pursuant to which Lake Shore, MHC will undertake a "second-step" conversion and the Bank will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure, whereby Lake Shore, MHC will cease to exist and a newly-chartered stock holding company (the "New Bank Holding Company") will succeed to Lake Shore Bancorp as the stock holding company of Lake Shore Savings Bank. On May 14, 2025, the U.S. Securities and Exchange Commission declared the New Bank Holding Company’s Registration Statement on Form S-1 effective.

Note 2 – New Accounting Standards

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis;

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,005	$—	$(104)	$1,901
Municipal bonds	40,705	—	(8,966)	31,739
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	—	9
Collateralized mortgage obligations-government sponsored entities	9,814	—	(1,139)	8,675
Government National Mortgage Association	53	—	(2)	51
Federal National Mortgage Association	10,572	—	(1,526)	9,046
Federal Home Loan Mortgage Corporation	5,114	—	(883)	4,231
Asset-backed securities-private label	—	28	—	28
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	68,273	28	(12,620)	55,681
Equity Securities	22	98	—	120
Total Securities	$68,295	$126	$(12,620)	$55,801

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,006	$—	$(155)	$1,851
Municipal bonds	40,719	—	(8,431)	32,288
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	—	9
Collateralized mortgage obligations-government sponsored entities	10,201	—	(1,259)	8,942
Government National Mortgage Association	54	—	(4)	50
Federal National Mortgage Association	10,812	—	(1,799)	9,013
Federal Home Loan Mortgage Corporation	5,229	—	(989)	4,240
Asset-backed securities-private label	—	28	—	28
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	69,031	28	(12,637)	56,422
Equity Securities	22	51	—	73
Total Securities	$69,053	$79	$(12,637)	$56,495

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2025 and December 31, 2024, seventeen municipal bonds with an amortized cost of $5.2 million and fair value of $3.8 million and eighteen municipal bonds with an amortized cost of $6.2 million and fair value of $4.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2025 and December 31, 2024, no securities were pledged as collateral to the Federal Reserve Bank ("FRB") or the Federal Home Loan Bank of New York ("FHLBNY").

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2025
U.S. government agencies	$—	$—	$1,901	$(104)	$1,901	$(104)
Municipal bonds	362	(18)	31,377	(8,948)	31,739	(8,966)
Mortgage-backed securities	—	—	21,928	(3,550)	21,928	(3,550)
	$362	$(18)	$55,206	$(12,602)	$55,568	$(12,620)

December 31, 2024
U.S. government agencies	$—	$—	$1,851	$(155)	$1,851	$(155)
Municipal bonds	371	(9)	31,917	(8,422)	32,288	(8,431)
Mortgage-backed securities	86	(1)	22,168	(4,050)	22,254	(4,051)
	$457	$(10)	$55,936	$(12,627)	$56,393	$(12,637)

As of March 31, 2025, the Company's investment portfolio included two debt securities in the "unrealized losses less than twelve months" category and 169 debt securities in the "unrealized losses twelve months or more" category. As of

December 31, 2024, the Company's investment portfolio included seven debt securities in the "unrealized losses less than twelve months" category and 169 debt securities in the "unrealized losses twelve months or more" category.

As of March 31, 2025, the Company had 171 debt securities with a fair value of $55.6 million in an unrealized loss position. As of December 31, 2024, the Company had 176 debt securities with a fair value of $56.4 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no allowance for credit losses on securities available for sale was recorded as of March 31, 2025 or December 31, 2024. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $316,000 as of March 31, 2025 and $254,000 as of December 31, 2024 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the three months ended March 31, 2025 and 2024, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2025:
Less than one year	$297	$293
After one year through five years	1,780	1,685
After five years through ten years	10,754	9,493
After ten years	29,879	22,169
Mortgage-backed securities	25,562	22,012
Asset-backed securities	1	29
Total Debt Securities	$68,273	$55,681

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

Equity Securities

At March 31, 2025 and December 31, 2024, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended March 31, 2025 and 2024, the Company recognized an unrealized gain of $46,000 and $11,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no purchases or sales of equity securities during the three months ended March 31, 2025 and 2024.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$157,880	$161,331
Home Equity	47,238	47,456
Commercial (2)	323,546	320,984
Total real estate loans	528,664	529,771
Other Loans:
Commercial	14,794	15,728
Consumer	10,173	991
Total gross loans	553,631	546,490
Net deferred loan costs	3,179	3,263
Allowance for credit losses on loans	(5,170)	(5,133)
Loans receivable, net	$551,640	$544,620

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Real estate loans of approximately $107.2 million and $39.4 million in unpaid principal balance were pledged as collateral for FHLBNY advances as of March 31, 2025 and December 31, 2024, respectively.

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

Accrued interest on loans of $2.6 million and $2.5 million at March 31, 2025 and December 31, 2024, respectively, is included in accrued interest receivable on the consolidated balance sheet and is excluded from the estimate of credit losses.

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

The following tables detail the changes in the allowance for credit losses by loan segment as well as the distribution of the allowance for credit losses and gross loans receivable by loan segment and impairment method at or for the three months ended March 31, 2025 and 2024.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2025
Allowance for Credit Loss on Loans
Balance - January 1, 2025	$390	$137	$4,171	$421	$14	$5,133
Charge-offs	—	—	—	—	(7)	(7)
Recoveries	4	—	—	—	1	5
Provision (credit)	320	(20)	26	(290)	3	39
Balance – March 31, 2025	$714	$117	$4,197	$131	$11	$5,170
Ending balance: individually evaluated	$—	$—	$—	$—	$3	$3
Ending balance: collectively evaluated	$714	$117	$4,197	$131	$8	$5,167

Gross Loans Receivable(3):
Ending balance	$157,880	$47,238	$323,546	$14,794	$10,173	$553,631
Ending balance: individually evaluated	$1,451	$651	$1,337	$—	$3	$3,442
Ending balance: collectively evaluated	$156,429	$46,587	$322,209	$14,794	$10,170	$550,189

(1)
There were no one-to four-family construction loans at March 31, 2025.
(2)
Includes commercial construction loans of $19.6 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $5,170 or net deferred loan costs of $3,179.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2024
Allowance for Credit Loss on Loans
Balance- January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(8)	(8)
Recoveries	3	—	—	—	2	5
(Credit) provision	(31)	36	(227)	(4)	3	(223)
Balance – March 31, 2024	$504	$249	$5,004	$467	$13	$6,237
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$504	$249	$5,004	$467	$13	$6,237
Gross Loans Receivable(3):
Ending balance	$169,509	$50,684	$319,964	$16,886	$1,025	$558,068
Ending balance: individually evaluated	$138	$—	$1,242	$—	$—	$1,380
Ending balance: collectively evaluated	$169,371	$50,684	$318,722	$16,886	$1,025	$556,688

(1)
Includes one- to four-family construction loans of $456,000.
(2)
Includes commercial construction loans of $13.7 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $6,237 or net deferred loan costs of $3,624.

The following table summarizes the distribution of the allowance for credit losses and loans receivable by loan segment and impairment method as of December 31, 2024:

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)

December 31, 2024
Allowance for Credit Losses on Loans
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
(2)
Includes commercial construction loans of $18.9 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,133) or deferred loan costs of $3,263.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statements of financial condition, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2025 and the three months ended March 31, 2024 was as follows:

For the three months ended March 31, 2025
(Dollars in thousands)
Balance at December 31, 2024	$314
(Credit) Provision for Credit Losses	9
Balance at March 31, 2025	323

For the three months ended March 31, 2024
(Dollars in thousands)
Balance at December 31, 2023	$487
(Credit) Provision for Credit Losses	(129)
Balance at March 31, 2024	358

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at March 31, 2025 and December 31, 2024.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$1,484	$1,891	$1,484	$1,891
Home Equity	663	683	663	683
Commercial Real Estate (2)	1,322	1,226	1,322	1,226
Other Loans:
Commercial	—	—	—	—
Consumer	3	4	—	4
Total loans	$3,472	$3,804	$3,469	$3,804

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2025 and the three months ended March 31, 2024. The accrual of interest on loans is discontinued when in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
March 31, 2025:
Real Estate Loans:
Residential, one- to four-family(1)	$312	$247	$341	$900	$156,980	$157,880
Home equity	122	57	575	754	46,484	47,238
Commercial(2)	—	—	1,337	1,337	322,209	323,546
Other Loans:
Commercial	—	—	—	—	14,794	14,794
Consumer	7	1	—	8	10,165	10,173
Total	$441	$305	$2,253	$2,999	$550,632	$553,631

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family(1)	$1,035	$454	$662	$2,151	$159,180	$161,331
Home equity	318	26	596	940	46,516	47,456
Commercial(2)	—	—	1,242	1,242	319,742	320,984
Other Loans:
Commercial	—	—	—	—	15,728	15,728
Consumer	3	2	—	5	986	991
Total	$1,356	$482	$2,500	$4,338	$542,152	$546,490

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of March 31, 2025 and December 31, 2024 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Properties	Assets	Land	Property	Other	Loans
March 31, 2025:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,484	$—	$—	$—	$—	$1,484
Home Equity	663	—	—	—	—	663
Commercial	200	—	1,026	96	—	1,322
Consumer	—	—	—	—	—	—
Total	$2,347	$—	$1,026	$96	$—	$3,469
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family	$143	$—	$—	$—	$—	$143
Commercial	200	—	1,026	—	—	1,226
Total	$343	$—	$1,026	$—	$—	$1,369

There was no allowance for credit losses recorded on the above noted collateral-dependent loans as of March 31, 2025 and December 31, 2024.

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

The following table presents gross loans by credit quality indicator by origination year at March 31, 2025 as well as gross charge-offs by year of origination for the three months ended March 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
March 31, 2025:	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$636	$5,173	$11,184	$32,625	$26,343	$80,237	$—	$156,198
Substandard	—	—	—	496	35	1,151	—	1,682
Doubtful	—	—	—	—	—	—	—	—
Total	$636	5,173	$11,184	$33,121	$26,378	$81,388	$—	$157,880
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity(2):
Pass	$418	$100	$2,473	$2,181	$70	$495	$40,760	46,497
Substandard	—	—	—	—	—	—	741	741
Doubtful	—	—	—	—	—	—	—	—
Total	$418	$100	$2,473	$2,181	$70	$495	$41,501	$47,238
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$5,101	$36,446	$17,738	$83,763	$39,954	$128,549	$644	$312,195
Special mention	—	—	293	—	—	1,390	—	1,683
Substandard	—	—	—	—	—	9,668	—	9,668
Doubtful	—	—	—	—	—	—	—	—
Total	$5,101	$36,446	$18,031	$83,763	$39,954	$139,607	$644	$323,546
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$—	$3,084	$885	$1,869	$403	$1,974	$3,231	$11,446
Special mention	—	—	—	—	140	146	—	286
Substandard	—	—	—	—	—	2,106	956	3,062
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$3,084	$885	$1,869	$543	$4,226	$4,187	$14,794
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$9,361	$224	$92	$99	$3	$188	$203	$10,170
Substandard	—	—	—	—	—	—	3	3
Doubtful	—	—	—	—	—	—	—	—
Total	$9,361	$224	$92	$99	$3	$188	$206	$10,173
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$7	$7

(1)
There were no one- to four-family construction loans at March 31, 2025.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans.

The following table presents gross loans by credit quality indicator by origination year at December 31, 2024 as well as gross charge-offs by year of origination for the year ended December 31, 2024:

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 or 2024.

There were no modified loans that were past due or on non-accrual as of March 31, 2025 or December 31, 2024.

There were no loans to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 that had a payment default and were modified in the twelve months prior.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was no foreclosed real estate at March 31, 2025, and December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $928,000 at March 31, 2025 and $927,000 at December 31, 2024.

Note 5 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2025 and 2024, in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”). Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2025	2024
Numerator – net income	$1,057,000	$1,014,000
Denominator:
Basic weighted average shares outstanding	5,646,299	5,846,255
Increase in weighted average shares outstanding due to:
Stock options(1)	4,249	—
Diluted weighted average shares outstanding(1)	5,650,548	5,846,255

Earnings per share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

(1)
All stock options outstanding during the three months ended March 31, 2025 were included in the calculation of diluted earnings per share as none had anti-dilutive effects. Weighted average stock options to purchase 51,673 shares under the Company's 2006 Stock Option Plan and 12,519 shares under the 2012 Equity Incentive Plan at an exercise price of $14.38 were outstanding during the three months ended March 31, 2024 but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 6 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit losses is represented by the contractual amount of these commitments. There was a $323,000 and $316,000 allowance for credit losses associated with these commitments at March 31, 2025 and December 31, 2024, respectively.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	March 31,	December 31,
	2025	2024
	(Dollars in thousands)

Commitments to grant loans	$11,758	$3,098
Unfunded commitments to fund loans and lines of credit	94,704	96,711
Commercial and Standby letters of credit	765	765

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

Note 7 – Stock-based Compensation

As of March 31, 2025, the Company had three active stock-based compensation plans, which are described below. The compensation cost related to these plans was $120,000 and $38,000 for the three months ended March 31, 2025 and 2024, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2025 and 2024 is presented below:

	2025			2024
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	27,822	$14.38		58,857	$14.38
Forfeited	—	$—		(29,715)	$14.38
Outstanding at end of period	27,822	$14.38	1.6 years	29,142	$14.38	2.6 years
Options exercisable at end of period	27,822	$14.38	1.6 years	29,142	$14.38	2.6 years

:At March 31, 2025, stock options granted under this plan had an intrinsic value of $40,000 and there were no remaining options available for grant under the Stock Option Plan. At March 31, 2025, all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorizes the issuance of up to 180,000 shares of common stock pursuant to grants of restricted stock awards and up to 20,000 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and non-employee directors of Lake Shore Bancorp or its subsidiaries were eligible to receive awards under the 2012 EIP, except that non-employees may not be granted incentive stock options. The 2012 EIP expired on April 24, 2024, and grants of awards can no longer be made.

A summary of the status of unvested restricted stock awards under the 2012 EIP for the three months ended March 31, 2025 and 2024 is as follows:

	For the Three Months Ended March 31, 2025	Weighted Average Grant Price (per Share)	For the Three Months Ended March 31, 2024	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	57,001	$11.10	18,118	$13.91
Vested	(5,193)	14.96	(10,926)	13.64
Unvested shares outstanding at end of period	51,808	$10.71	7,192	$14.33

As of March 31, 2025, there were 126,739 shares of restricted stock vested or distributed to eligible participants under the 2012 EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the EIP amounted to $80,000 and $15,000 for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, $278,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 23.3 months.

A summary of the status of stock options under the 2012 EIP for the three months ended March 31, 2025 and 2024 is presented below:

	2025				2024
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	13,100	$11.76	$28,000		13,101	$14.38
Forfeited	—	—			(2,407)	—
Outstanding at end of period	13,100	$11.76	$53,000	6.9 years	10,694	$14.38	2.6 years

Options exercisable at end of period	3,794	$14.38	$5,000	1.6 years	10,694	$14.38	2.6 years

Compensation expense related to unvested stock options under the 2012 EIP amounted to $1,000, for the three months ended March 31, 2025. There was no compensation expense related to unvested stock options under the 2012 EIP for the three months ended March 31, 2024. At March 31, 2025, $27,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 4.1 years. During April 2024, the Company granted all remaining options available under the 2012 EIP. The 2012 EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

2025 Equity Incentive Plan

On February 4, 2025 the stockholders of Lake Shore Bancorp, Inc. approved the Company's 2025 Equity Incentive Plan ("2025 EIP") which authorized the issuance of up to 300,000 shares of common stock pursuant to grants of restricted stock, restricted stock units, non-qualified stock options, and incentive stock options. Employees of the Company and Lake Shore Savings Bank and non-employee members of the Company's Board of Directors are eligible to receive grants of stock-based awards under the 2025 EIP.

The Compensation Committee of the Board of Directors granted restricted stock awards under the 2025 EIP during the three months ended March 31, 2025 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 12, 2025	4,720	100% on March 12, 2026	$15.77	Non-employee directors
March 12, 2025	22,477	25% per year for four years with first vesting on March 12, 2026	$15.77	Employees

A summary of the status of unvested restricted stock awards under the 2025 EIP for the three months ended March 31, 2025 is as follows:

	At March 31, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	—	$—
Granted	27,197	$15.77
Unvested shares outstanding at end of period	27,197	$15.77

As of March 31, 2025, there were no shares of restricted stock vested or distributed to eligible participants under the 2025 EIP. There were 272,803 remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $8,000 for the three months ended March 31, 2025. At March 31, 2025, $420,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 41.7 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of March 31, 2025, the balance of the loan to the ESOP was $1.2 million and the fair value of unallocated shares was $1.4 million. As of March 31, 2025, there were 72,449 allocated shares and 87,284 unallocated shares compared to 66,117 allocated shares and 95,219 unallocated shares at December 31, 2024. The ESOP compensation expense was $31,000 for the three months ended March 31, 2025 and $23,000 for the three months ended March 31, 2024 based on 1,984 shares earned in each of those quarters.

Note 8 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2025 and December 31, 2024 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Level 3: Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the inputs and assumptions that market participants would use in pricing the assets or liabilities.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at March 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,901	$—	$1,901	$—
Municipal bonds	31,739	—	31,739	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	8,675	—	8,675	—
Government National Mortgage Association	51	—	51	—
Federal National Mortgage Association	9,046	—	9,046	—
Federal Home Loan Mortgage Corporation	4,231	—	4,231	—
Asset-backed securities:
Private label	28	—	28	—
Government sponsored entities	1	—	1	—
Total Debt Securities Available for Sale	55,681	—	55,681	—
Equity Securities	120	120	—	—
Total Securities	$55,801	$120	$55,681	$—

	Fair Value Measurements at December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,851	$—	$1,851	$—
Municipal bonds	32,288	—	32,288	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	8,942	—	8,942	—
Government National Mortgage Association	50	—	50	—
Federal National Mortgage Association	9,013	—	9,013	—
Federal Home Loan Mortgage Corporation	4,240	—	4,240	—
Asset-backed securities:
Private label	28	—	28	—
Government sponsored entities	1	—	1	—
Total Debt Securities Available for Sale	56,422	—	56,422	—
Equity Securities	73	73	—	—
Total Securities	$56,495	$73	$56,422	$—

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•
Investment securities - the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information, and the security’ terms and conditions, among other observations. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

In addition to disclosure of the fair value of assets on a recurring basis, GAAP requires disclosures for assets and liabilities measured at fair value on a non-recurring basis. The following is a description of the valuation methods used for assets that may be measured at fair value on a non-recurring basis.

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company did not record an allowance for credit losses for its collateral-dependent loans as of March 31, 2025 and December 31, 2024.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was no foreclosed real estate at March 31, 2025 and December 31, 2024. The Company did not have repossessed assets at March 31, 2025 and December 31, 2024.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $175,000 and $177,000 at March 31, 2025 and December 31, 2024, respectively, and were included as a component of other assets on the consolidated statements of financial condition.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2025
Mortgage servicing rights	$175	$—	$—	$175

At December 31, 2024
Mortgage servicing rights	$177	$—	$—	$177

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At March 31, 2025
Mortgage servicing rights	$175	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	4.67 - 5.84 years	5.27 years

At December 31, 2024
Mortgage servicing rights	177	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	5.17 - 6.17 years	5.67 years

(1)
The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2025
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,428	$30,428	$30,428	$—	$—
Securities	55,801	55,801	120	55,681	—
Federal Home Loan Bank stock	876	876	—	876	—
Loans receivable, net	551,640	540,896	—	—	540,896
Accrued interest receivable	2,930	2,930	—	2,930	—
Bank-owned life insurance	29,556	29,556	—	29,556	—
Mortgage servicing rights	175	175	—	—	175
Financial liabilities:
Deposits	582,730	582,684	—	582,684	—
Long-term debt	4,000	3,974	—	3,974	—
Accrued interest payable	83	83	—	83	—

	Fair Value Measurements at December 31, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,131	$33,131	$33,131	$—	$—
Securities	56,495	56,495	73	56,422	—
Federal Home Loan Bank stock	1,157	1,157	—	1,157	—
Loans receivable, net	544,620	525,728	—	—	525,728
Accrued interest receivable	2,819	2,819	—	2,819	—
Bank-owned life insurance	29,340	29,340	—	29,340	—
Mortgage servicing rights	177	177	—	—	177
Financial liabilities:
Deposits	572,978	572,082	—	572,082	—
Long-term debt	10,250	10,199	—	10,199	—
Accrued interest payable	99	99	—	99	—

Note 9 – Treasury Stock

During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of March 31, 2025, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2025, the Company transferred 27,197 shares of common stock out of treasury stock under the 2025 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards that had been granted under the plan. During the three months ended March 31, 2025, the Company repurchased 2,151 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $16.17 per share.

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

Note 10 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of other comprehensive income (loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months March 31, 2025			For the Three Months March 31, 2024
	Pre-Tax Amount	Tax (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$17	$(3)	$14	$(1,009)	$211	$(798)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(1)	—	(1)	—	—	—
Total Other Comprehensive Income (Loss)	$16	$(3)	$13	$(1,009)	$211	$(798)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	for the three months ended March 31,		on the Consolidated
Components	2025	2024	Statements of Income
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Recovery on previously impaired investment securities	$(1)	$—	Recovery on previously impaired investment securities
Total reclassification for the period	$(1)	$—	Increase to Net Income

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

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
tariffs;
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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2025 compared to the consolidated financial condition as of December 31, 2024 and the consolidated results of operations for the three months ended March 31, 2025 and 2024.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits, borrowings, and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance, and other non-interest income activities as well as non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising, FDIC insurance, and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations, or government policies may materially impact the Company.

Recent Events

On January 27, 2025, the Boards of Directors of Lake Shore, MHC, Lake Shore Bancorp and Lake Shore Savings Bank adopted a Plan of Conversion and Reorganization (the "Plan") pursuant to which Lake Shore, MHC will undertake a "second-step" conversion and Lake Shore Savings Bank, the wholly-owned subsidiary of Lake Shore Bancorp, will reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. Following the conversion and reorganization, Lake Shore, MHC will cease to exist and a newly-chartered stock holding company (the "New Bank Holding Company") will succeed to Lake Shore Bancorp as the stock holding company of Lake Shore Savings Bank. In connection with the second step conversion, Lake Shore Savings Bank is seeking regulatory approval to convert its charter to a New York-chartered commercial bank. As of March 31, 2025, Lake Shore, MHC owned approximately 63.1% of the outstanding shares of common stock of Lake Shore Bancorp. The proposed transaction is expected to be completed in the third quarter of 2025, subject to regulatory approval, approval by the members of Lake Shore, MHC (i.e., depositors of the Bank), and approval by the stockholders of the Company, including by a separate vote of approval by the Company's minority stockholders. On March 11, 2025, Lake Shore, MHC, Lake Shore Bancorp and Lake Shore Savings Bank amended the Plan of Conversion and Reorganization, which increased the individual and group purchase limits from 75,000 shares to 150,000 shares. Further, on March 11, 2025, the Company suspended the payment of dividends pending the completion of the second-step conversion. On May 14, 2025, the U.S. Securities and Exchange Commission declared the New Bank Holding Company’s Registration Statement on Form S-1 effective.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in accordance with GAAP. As a result, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. Critical accounting estimates includes the areas where the Company has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Company's financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Significant accounting policies followed by the Company are presented in Note 2 - Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included within Part II. Item 8. of its Annual Report on Form 10-K for the year ended December 31, 2024, and in Note 1: Basis of Presentation and Significant Accounting Policies and Estimates in Part I. Item 1. of this Form 10-Q.

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

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. As of March 31, 2025 and December 31, 2024, the allowance for credit losses on loans totaled $5.2 million and $5.1 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of March 31, 2025 and December 31, 2024, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $4.2 million, or 81.2%, and $4.2 million, or 81.3%, respectively.

The Company's methodology for maintaining its allowance for credit losses is based on historical loan-level performance experience and data, peer data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration to forecasted economic conditions may lead to further required increases to the allowance for credit losses. Conversely, improvements to forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $275,000, or 5.3%, representing a five basis points increase to the coverage ratio of the allowance for credit losses as a percentage of net loans, assuming all other quantitative and qualitative factors are kept at current levels, as of March 31, 2025. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of March 31, 2025.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $63,000 and $124,000 for the three months ended March 31, 2025 and 2024, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2025			March 31, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$23,562	$234	3.97%	$44,038	$598	5.43%
Securities(1)	57,804	381	2.64%	61,728	425	2.75%
Loans, including fees	545,561	7,752	5.68%	556,151	7,586	5.46%
Total interest-earning assets	626,927	8,367	5.34%	661,917	8,609	5.20%
Other assets	51,656			50,866
Total assets	$678,583			$712,783

Interest-bearing liabilities
Demand & NOW accounts	$62,784	$15	0.10%	$69,753	$17	0.10%
Money market accounts	152,680	867	2.27%	139,794	966	2.76%
Savings accounts	53,541	9	0.07%	62,684	11	0.07%
Time deposits	208,804	1,951	3.74%	222,179	2,250	4.05%
Borrowed funds & other interest-bearing liabilities	6,237	60	3.85%	29,556	232	3.14%
Total interest-bearing liabilities	484,046	2,902	2.40%	523,966	3,476	2.65%
Other non-interest bearing liabilities	103,593			102,299
Stockholders' equity	90,944			86,518
Total liabilities & stockholders' equity	$678,583			$712,783
Net interest income		$5,465			$5,133
Interest rate spread			2.94%			2.55%
Net interest margin			3.49%			3.10%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 3.04% and 3.13% for the three months ended March 31, 2025 and 2024, respectively. Yields above are not presented on a tax equivalent basis.
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

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(161)	$(203)	$(364)
Securities	(18)	(26)	(44)
Loans, including fees	316	(150)	166
Total interest-earning assets	137	(379)	(242)
Interest-bearing liabilities:
Demand & NOW accounts	—	(2)	(2)
Money market accounts	(172)	73	(99)
Savings accounts	—	(2)	(2)
Time deposits	(174)	(125)	(299)
Total deposits	(346)	(56)	(402)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	52	(224)	(172)
Total interest-bearing liabilities	(294)	(280)	(574)
Total change in net interest income	$431	$(99)	$332

As shown in the above tables, the increase in net interest income for the three months ended March 31, 2025 was primarily impacted by a decrease in the average interest rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities and an increase in the average yield of interest-earning assets, partially offset by a decrease in the average balance of interest-earning assets when compared to the prior year period. The average interest rate paid on interest-bearing liabilities decreased 25 basis points from 2.65% during the three months ended March 31, 2024 to 2.40% during the three months ended March 31, 2025. The decrease in the average interest rate paid on interest-bearing liabilities during the three months ended March 31, 2025 was primarily due to a 24 basis points decrease in the average interest rate paid on deposit accounts. The decrease in average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates and time deposit repricing. The average balance of interest-bearing liabilities decreased $39.9 million, from $524.0 million during the three months ended March 31, 2024 to $484.0 million during the three months ended March 31, 2025 as a result of decreases in the average balance of deposits of $16.6 million and the average balance of borrowed funds and other interest-bearing liabilities of $23.3 million. The average yield of interest-earning assets increased by 14 basis points to 5.34% for the three months ended March 31, 2025 as compared to the same period of the prior year as a result of a 22 basis points increase in the average yield of the loan portfolio. The average balance of interest-earning assets for the three months ended March 31, 2025 decreased by $35.0 million, or 5.3%, when compared to the prior year period primarily due to a decrease in the average balance of interest-earning deposits of $20.5 million, or 46.5%. Net interest margin increased to 3.49% for the three months ended March 31, 2025 as compared to 3.10% for the same period of the prior year.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total assets at March 31, 2025 were $689.0 million, an increase of $3.5 million, or 0.5%, as compared to $685.5 million at December 31, 2024 primarily due to increases in net loans, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased by $2.7 million, or 8.2%, from $33.1 million at December 31, 2024 to $30.4 million at March 31, 2025. The decrease was primarily due to an increase in loans receivable, net of $7.0 million, or 1.3%, and a decrease in long-term debt due to the repayment of Federal Home Loan Bank of New York ("FHLBNY") borrowings of

$6.3 million. The decrease in cash and cash equivalents was partially offset by an increase in total deposits of $9.8 million, or 1.7%.

Securities, at fair value, decreased by $694,000, or 1.2%, from $56.5 million at December 31, 2024 to $55.8 million at March 31, 2025, primarily due to securities paydowns of $739,000, partially offset by a $62,000 increase in the market value of the securities.

Net loans receivable increased during the three months ended March 31, 2025, as shown in the table below:

	At March 31,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$157,880	$161,331	$(3,451)	(2.1)%
Home equity	47,238	47,456	(218)	(0.5)%
Commercial(2)	323,546	320,984	2,562	0.8%
Total real estate loans	528,664	529,771	(1,107)	(0.2)%
Other Loans:
Commercial	14,794	15,728	(934)	(5.9)%
Consumer	10,173	991	9,182	926.5%
Total gross loans	553,631	546,490	7,141	1.3%
Allowance for credit losses	(5,170)	(5,133)	(37)	0.7%
Net deferred loan costs	3,179	3,263	(84)	(2.6)%
Loans receivable, net	$551,640	$544,620	$7,020	1.3%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The loans receivable, net balance increased $7.0 million, or 1.3%, from $544.6 million at December 31, 2024 to $551.6 million at March 31, 2025. The increase was primarily due to increases in consumer loans and commercial real estate loans, partially offset by a decrease in residential, one-to four-family real estate loans. During the three months ended March 31, 2025, we remained strategically focused on originating shorter duration, adjustable-rate commercial and consumer loans to diversify our asset mix and to manage interest rate risk while reducing our reliance on wholesale funding sources.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	At or For the Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$5,133	$6,463
(Credit) provision for credit losses	39	(223)
Charge-offs:
Other loans:
Consumer	(7)	(8)
Total charge-offs	(7)	(8)
Recoveries:
Real estate loans:
Residential, one- to four-family	4	3
Other loans:
Consumer	1	2
Total recoveries	5	5
Net (charge-offs) recoveries	(2)	(3)
Balance at end of period	$5,170	$6,237

Average loans outstanding, including fees	$545,561	$556,151
Allowance for credit losses as a percent of loans at amortized cost	0.93%	1.12%
Allowance for credit losses as a percent of non-performing loans at amortized cost	148.89%	157.62%

When compared to December 31, 2024, the current modeled allowance for credit losses related to the loan portfolio increased by approximately $37 thousand, or 0.72%, of which $19 thousand was due to an increase in loan balance and $18 thousand was due to an increase in reserve rate for the blended portfolio. Such allowance for credit losses was calculated utilizing a discounted cash flow model as further described in Part I Item 1 - Note 1 - Basis of Presentation and Significant Accounting Policies and Estimates.

	For the Three Months Ended March 31,
	2025	2024
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	0.01%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	(0.13)%	(2.24)%
Ratio of net recoveries to average loans outstanding	—%	—%

For the three months ended March 31, 2025, consumer loan net charge-offs to average consumer loans outstanding, annualized, improved to (0.13)% from (2.24)% for the prior year period. This improvement was primarily driven by an increase in average consumer loans outstanding of $3.4 million.

	At March 31,	At December 31,
	2025	2024
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$1,484	$1,891
Home equity	663	683
Commercial(2)	1,322	1,226
Other loans:
Commercial	—	—
Consumer	3	4
Total non-accrual loans	3,472	3,804
Total non-performing loans	3,472	3,804
Foreclosed real estate	—	—
Total non-performing assets	$3,472	$3,804
Ratios:
Non-performing loans as a percent of total loans at amortized cost:	0.62%	0.69%
Non-performing assets as a percent of total assets:	0.50%	0.55%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets decreased by $332,000, or 8.7%, to $3.5 million at March 31, 2025 from $3.8 million at December 31, 2024, primarily due to a decrease in non-accrual loans of $332,000. The Company had no loans past due 90 days or more but still accruing at March 31, 2025 or December 31, 2024. On March 26, 2025, one commercial relationship with two loans representing a total amortized cost of $1.2 million on non-accrual status was sold at foreclosure. Subject to customary foreclosure proceedings, the Company expects the sale to close during the second quarter of the year.

Other assets decreased $297,000, or 2.8%, to $10.4 million at March 31, 2025 from $10.7 million at December 31, 2024 primarily due to the proceeds received from a bank-owned life insurance death benefit which was in process at the end of 2024.

The table below shows changes in deposit balances by type of deposit account between March 31, 2025 and December 31, 2024:

	At March 31,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$89,725	$96,412	$(6,687)	(6.9)%
Interest bearing	63,117	65,020	(1,903)	(2.9)%
Time deposits less than or equal to $250,000	185,574	173,745	11,829	6.8%
Money market	155,671	149,550	6,121	4.1%
Savings	53,757	54,322	(565)	(1.0)%
Total core deposits	547,844	539,049	8,795	1.6%
Non-core deposits
Time deposits greater than $250,000	34,886	33,929	957	2.8%
Total non-core deposits	34,886	33,929	957	2.8%
Total deposits	$582,730	$572,978	$9,752	1.7%

The increase in total deposits was primarily due to a 6.8% increase in time deposits less than or equal to $250,000, a 4.1% increase in money market accounts, and a 2.8% increase in time deposits greater than $250,000. The decreases were partially offset by a 6.9% decrease in non-interest bearing transaction accounts, a 2.9% decrease in interest-bearing transaction accounts, and a 1.0% decrease in savings accounts. The increase in time deposits and money market deposits was primarily due to an increase in customer demand for these types of deposit products as the result of the high and competitive interest rate environment. Our strategic focus is centered on organic growth of deposits among our retail and commercial customers to reduce our reliance on wholesale funding and to strengthen customer relationships. At March 31, 2025 and December 31, 2024, our percentage of uninsured deposits to total deposits was 11.8% and 13.5%, respectively.

During the three months ended March 31, 2025, long-term borrowings decreased by $6.3 million, or 61.0%, to $4.0 million at March 31, 2025 from $10.3 million at December 31, 2024 in connection with the repayment of $6.3 million of long-term debt with the FHLBNY. The borrowings were paid off at maturity as part of a balance sheet management strategy to focus on organic deposit growth and reduce reliance on wholesale funding sources.

Total stockholders’ equity increased $794,000, or 0.9%, to $90.7 million at March 31, 2025 from $89.9 million at December 31, 2024. The increase in stockholders’ equity was primarily attributed to $1.1 million in net income earned during the three months ended March 31, 2025.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024

General. Net income increased to $1.1 million during the three months ended March 31, 2025, or $0.19 per diluted share, an increase of $43,000, or 4.2%, compared to net income of $1.0 million, or $0.17 per diluted share, for the three months ended March 31, 2024. Our financial performance for the three months ended March 31, 2025 was positively impacted by an increase in net interest income along with a decrease in non-interest expenses.

Net Interest Income. Net interest income for the first quarter of 2025 increased by $332,000, or 6.5%, to $5.5 million as compared to $5.1 million for the first quarter of 2024. Net interest margin and interest rate spread were 3.49% and 2.94%, respectively, for the three months ended March 31, 2025 as compared to 3.10% and 2.55%, respectively, for the three months ended March 31, 2024.

Interest Income. Interest income for the three months ended March 31, 2025 was $8.4 million, a decrease of $242,000, or 2.8%, compared to $8.6 million for the three months ended March 31, 2024. The decrease in interest income from the three months ended March 31, 2024 was primarily due to a decrease in the average balance of interest-earning assets of $35.0 million, or 5.3%. The decrease was partially offset by a 14 basis points increase in the average yield on interest-earning assets.

During the three months ended March 31, 2025 as compared to three months ended March 31, 2024, there was a $364,000 decrease in interest earned on interest-earning deposits due to a decrease in the average balance and yield of interest-earning deposits of $20.5 million, or 46.5%, and 146 basis points, respectively. The decrease in the average balance of interest-earning deposits was primarily attributable to the repayment of long-term debt and decrease in brokered deposits since the first quarter of 2024 as we reduced our reliance on wholesale funding. The decrease in the average yield of interest-earning deposits was primarily attributable to a decline in market rates since the first quarter of 2024.

Additionally, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, there was a $44,000 decrease in interest earned on securities due to a decrease in the average balance and yield of securities of $3.9 million, or 6.4%, and 11 basis points, respectively. The decrease in the average balance of securities was primarily attributable to securities paydowns since the first quarter of 2024. These decreases were partially offset by a $166,000 increase in interest income on loans due to a 22 basis points increase in the average yield on loans. The increase in the average yield on loans was primarily attributable to the origination and repricing of loans at higher interest rates since the first quarter of 2024.

Interest Expense. Interest expense for the three months ended March 31, 2025 was $2.9 million, a decrease of $574,000, or 16.5%, from $3.5 million for the three months ended March 31, 2024. The decrease in interest expense when compared to the first quarter of 2024 was primarily due to a 25 basis points decrease in average interest rate paid on interest-bearing liabilities and a $39.9 million, or 7.6%, decrease in the average balance of interest-bearing liabilities.

During the three months ended March 31, 2025 as compared to three months ended March 31, 2024, interest expense on deposits decreased by $402,000, or 12.4%, due to a 24 basis points decrease in the average interest rate paid on deposit accounts and a $16.6 million, or 3.4%, decrease in the average balance of deposits. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates and time deposit repricing in the first quarter of 2025. Average interest-bearing deposit balances decreased 3.4% during the first quarter of 2025 from the first quarter of 2024 due to a decrease in all deposit categories except money market accounts.

During the three months ended March 31, 2025, interest expense on borrowed funds and other interest-bearing liabilities decreased by $172,000, or 74.1%, compared to three months ended March 31, 2024, primarily due to a $23.3 million, or 78.9%, decrease in average borrowed funds and other interest-bearing liabilities outstanding due to the repayment of $25.0 million of FHLBNY borrowings during 2024 and $6.3 million during the first quarter of 2025.

Provision (Credit) for Credit Losses. We recorded a provision for credit losses of $48,000 for the three months ended March 31, 2025, as compared to a credit to the provision of $352,000 for the three months ended March 31, 2024. The provision for credit losses for the three months ended March 31, 2025 was attributable to a $39,000 provision to the allowance for credit losses on loans and a $9,000 provision to the allowance for credit losses for unfunded commitments. These increases during the three months ended March 31, 2025 were the result of an increase to the quantitative estimated loss calculation inclusive of forecasted economic trends, primarily related to the mortgage loan pools, including residential mortgages and commercial real estate mortgages.

Non-Interest Income. Non-interest income was $724,000 for the three months ended March 31, 2025, an increase of $17,000, or 2.4%, as compared to $707,000 for the three months ended March 31, 2024. The increase was primarily due to a $35,000 increase in unrealized gain on equity securities and a $22,000 increase in earnings on annuity assets in connection with the purchase of annuities during the fourth quarter of 2024.

Non-Interest Expense. Non-interest expense was $4.9 million for the three months ended March 31, 2025, a decrease of $117,000, or 2.3%, as compared to $5.0 million for the three months ended March 31, 2024. The decrease from the prior year quarter was primarily related to a decrease in FDIC insurance of $207,000, or 74.2%, as the result of a decrease in premium assessments.

Income Tax Expense. Income tax expense was $206,000 for the three months ended March 31, 2025, an increase of $23,000, or 12.6%, as compared to $183,000 for the three months ended March 31, 2024. The increase in income tax expense from the prior year quarter was due to an increase in pre-tax income earned during the current quarter along with an increase in the effective tax rate in the first quarter of 2025. The effective tax rate was 16.3% for the three months ended March 31, 2025 as compared to 15.3% for the three months ended March 31, 2024.

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

We have written agreements with the FHLBNY, which allows us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2025, the maximum amount that we can borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $90.1 million, which was collateralized by certain fixed-rate residential, one- to four-family loans. At March 31, 2025, and December 31, 2024, we had outstanding advances under this agreement of $4.0 million and $10.3 million, respectively. As of March 31, 2025, we had available borrowing capacity of $86.1 million under the aforementioned agreement with the FHLBNY.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At March 31, 2025, and December 31, 2024, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. Additionally, as of March 31, 2025, the Bank has uncollateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

Lastly, we have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of March 31, 2025 and December 31, 2024.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the three months ended March 31, 2025, we originated loans of approximately $18.1 million as compared to approximately $16.2 million of loans originated during the three months ended March 31, 2024. Principal repayments and other deductions exceeded originations during the three months ended March 31, 2025 by $7.1 million. The Company did not make any purchases of investment securities or sell any investment securities during the three months ended March 31, 2025 and 2024.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit, and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $582.7 million at March 31, 2025 as compared to $573.0 million at December 31, 2024. Approximately $188.7 million of time deposit accounts are scheduled to mature within one year as of March 31, 2025. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2025. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At March 31, 2025, the Bank exceeded all of its regulatory capital requirements.

Regulatory Capital

Federal regulations require a federal savings bank to meet certain capital standards, as discussed in the “Supervision and Regulation” section included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The federal banking agencies have developed a “Community Bank Leverage Ratio” ("CBLR") (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. As of March 31, 2025 and December 31, 2024, the Bank’s Community Bank Leverage Ratio was 14.31% and 13.83%, respectively.

In order to be considered “well-capitalized” by the OCC, a non-CBLR savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At March 31, 2025 and December 31, 2024, the Bank’s Tier 1 Leverage capital ratio was 14.31% and 13.83%, respectively, and its Total Risk-Based capital ratio was 18.67% and 18.79%, respectively. Accordingly, the Bank was considered to be well-capitalized under applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 6 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

Refer to Part I, Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2024 and Forward-Looking Statements from Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a discussion of certain risks affecting us. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2025. The Company has suspended its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 1 through January 31, 2025	—	$—	—	30,626
February 1 through February 28, 2025	2,151	$16.17	—	30,626
March 1 through March 31, 2025	—	$—	—	30,626
Total	2,151	$16.17	—	30,626

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

Item 5. Other Information

During the first quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 15, 2025	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)